Form 10-Q
period 2019-09-30
Revolve Group, Inc.
filed 2019-11-07
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

12889 Moore Street

Cerritos, California 90703

(Address of principal executive offices) (Zip code)

(562) 677-9480

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Class A Common Stock, par value $0.001 per share	RVLV	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, 13,531,399 shares of the registrant’s Class A common stock and 55,340,994 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except unit, share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,145	$16,369
Accounts receivable, net	5,600	5,337
Inventory	103,744	102,220
Income taxes receivable	13	—
Prepaid expenses and other current assets	26,213	15,227
Total current assets	186,715	139,153
Property and equipment, net	14,890	5,907
Intangible assets, net	322	564
Goodwill	2,042	2,042
Other assets	669	731
Deferred income taxes	17,093	13,677
Total assets	$221,731	$162,074
Liabilities and Members'/Stockholders' Equity
Current liabilities:
Accounts payable	$25,812	$20,219
Income taxes payable	506	917
Accrued expenses	21,106	18,398
Returns reserve	37,469	29,184
Other current liabilities	16,048	13,538
Total current liabilities	100,941	82,256
Members' equity:
Class T Preferred Units, no par value—zero and 23,551,834 units authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	—	15,000
Class A Common Units, no par value—zero and 41,936,219 units authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	—	3,548
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 and zero shares authorized as of September 30, 2019 and December 31, 2018, respectively; 13,529,603 and zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	14	—
Class B common stock, $0.001 par value; 125,000,000 and zero shares authorized as of September 30, 2019 and December 31, 2018, respectively; 55,340,994 and zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	55	—
Accumulated members' equity	—	61,270
Additional paid-in capital	72,884	—
Retained earnings	47,837	—
Total members'/stockholders' equity	120,790	79,818
Total liabilities and members’/stockholders’ equity	$221,731	$162,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$154,197	$125,909	$453,437	$371,016
Cost of sales	71,519	59,524	209,587	174,866
Gross profit	82,678	66,385	243,850	196,150
Operating expenses:
Fulfillment	5,118	3,327	14,914	9,372
Selling and distribution	22,581	18,305	66,811	52,827
Marketing	23,127	18,956	67,539	55,470
General and administrative	19,019	16,280	57,124	47,365
Total operating expenses	69,845	56,868	206,388	165,034
Income from operations	12,833	9,517	37,462	31,116
Other (income) expense, net	(7)	155	653	475
Income before income taxes	12,840	9,362	36,809	30,641
Provision for income tax	3,281	2,222	9,547	7,702
Net income	9,559	7,140	27,262	22,939
Less: Net loss attributable to non-controlling interest	—	—	—	47
Net income attributable to Revolve Group, Inc.	9,559	7,140	27,262	22,986
Less: Repurchase of Class B common stock upon corporate conversion	—	—	(40,816)	—
Net income (loss) attributable to common stockholders	$9,559	$7,140	$(13,554)	$22,986
Earnings (net loss) per share of Class A and Class B common stock:
Basic	$0.14	$0.11	$(0.25)	$0.35
Diluted	$0.13	$0.10	$(0.25)	$0.33
Weighted average Class A and Class B common shares outstanding:
Basic	68,871	41,936	53,376	41,936
Diluted	72,658	44,798	53,376	44,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$9,559	$7,140	$27,262	$22,939
Other comprehensive income:
Cumulative translation adjustment	(180)	(45)	(167)	(80)
Total other comprehensive income	(180)	(45)	(167)	(80)
Total comprehensive income	9,379	7,095	27,095	22,859
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	47
Total comprehensive income attributable to Revolve Group, Inc.	$9,379	$7,095	$27,095	$22,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$27,262	$22,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,716	2,209
Equity-based compensation	1,545	864
Deferred income taxes	(3,416)	1,982
Changes in operating assets and liabilities:
Accounts receivable	(263)	(1,196)
Inventories	(15,540)	(13,601)
Income taxes receivable	(13)	(1,648)
Prepaid expenses and other current assets	34	(1,621)
Other assets	62	(372)
Accounts payable	5,593	806
Income taxes payable	(411)	—
Accrued expenses	2,708	4,504
Returns reserve	8,285	11,596
Other current liabilities	3,271	1,575
Net cash provided by operating activities	31,833	28,037
Investing activities:
Purchases of property and equipment	(11,457)	(1,665)
Net cash used in investing activities	(11,457)	(1,665)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	57,077	—
Repurchase of Class B common stock upon corporate conversion	(40,816)	—
Repayment of line of credit	—	(15,100)
Payment of deferred offering costs	(1,697)	(1,780)
Proceeds from the exercise of stock options, net	3	—
Net cash provided by (used in) financing activities	14,567	(16,880)
Effect of exchange rate changes on cash and cash equivalents	(167)	(80)
Net increase in cash and cash equivalents	34,776	9,412
Cash and cash equivalents, beginning of period	16,369	10,588
Cash and cash equivalents, end of period	$51,145	$20,000
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$87
Income taxes, net of refund	$13,388	$7,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online fashion retailer for Millennial and Generation Z consumers. Through our website and mobile apps we deliver an aspirational customer experience from a vast, yet curated offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

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

Reorganization

Historically, Revolve Group, Inc., formerly Advance Holdings, LLC, or Advance, included its wholly owned subsidiary Advance Development, Inc. which in turn had a majority controlling interest in Forward by Elyse Walker, or FORWARD. A non-controlling interest in FORWARD was held by an outside investor, Capretto, LLC, or Capretto. Twist Holdings, LLC, or Twist, included its wholly owned subsidiaries Alliance Apparel Group, Inc. and Eminent, Inc., doing business as REVOLVE. Twist and Advance were controlled by the same group of owners. Twist and Advance are Delaware limited liability companies formed in 2012. Eminent, Inc. and Advance Development, Inc. are Delaware corporations also formed in 2012. FORWARD was formed in 2011 as a California limited liability company.

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

Corporate Conversion

Prior to our initial public offering, or IPO, we operated as a Delaware limited liability company under the name Revolve Group, LLC. In connection with the IPO, Revolve Group, LLC converted into a Delaware corporation and changed its name to Revolve Group, Inc. so that the top-tier entity in our corporate structure was a corporation rather than a limited liability company, which we refer to as the Corporate Conversion. In conjunction with the Corporate Conversion, all of the outstanding Class T and Class A units of Revolve Group, LLC were converted into an aggregate of 67,889,013 shares of our Class B common stock. The holders of Class T units received an aggregate of 2,400,960 shares, representing the total preference amount for the Class T units.  The remaining 65,488,053 shares of our Class B common stock were allocated on a pro rata basis to the Class T and Class A unitholders based on the number of units held by each holder. In connection with the Corporate Conversion, Revolve Group, Inc. holds all property and assets of Revolve Group, LLC and assumed all of the debts and obligations of Revolve Group, LLC.  The members of the board of managers and the officers of Revolve Group, LLC became the members of the board of directors and the officers of Revolve Group, Inc.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, valuation of goodwill, reserves for income tax uncertainties and other contingencies, and breakage of store credit.

Deferred Offering Costs

Deferred offering costs of $3.8 million, which consisted of direct incremental legal, consulting, accounting fees and other direct costs relating to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO, which became effective on June 6, 2019. During the three months ended September 30, 2019, we paid an additional $0.4 million in offering costs.

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

On January 1, 2019 we adopted ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606), and its subsequent updates, which replaces most existing revenue recognition guidance under Accounting Standards Codification, or ASC, 605. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon the adoption of ASC 606 under the modified retrospective approach, we have recorded a net increase of $0.3 million to beginning retained earnings as of January 1, 2019 resulting primarily from the recognition of breakage revenue from estimated unredeemed store credit and gift cards over the expected customer redemption period. In addition, we have prospectively separately stated expected merchandise to be returned, net of related costs, within prepaid expenses and other current assets rather than including it in our inventory balance within our consolidated balance sheets. Results for reporting periods beginning January 1, 2019 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605. For more information on the transitional impact of adopting Topic 606, see the section entitled “Net Sales” below.

Accounting Pronouncements Not Yet Effective

In January 2017, the Financial Accounting Standards Board, FASB, issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The update also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This guidance is effective for us for annual or interim goodwill impairment tests in fiscal years beginning December 15, 2021 with early adoption permitted. We do not expect that this ASU will have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, a lessee is generally required to recognize the lessee’s rights and obligations resulting from leases on the balance sheet by recording a right-of-use asset and a lease liability. The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This new lease guidance is effective for us for annual periods beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. As currently issued, the standard requires recognizing and measuring leases using a modified retrospective approach or allowing for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than at the beginning of the earliest comparative period presented. We plan to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carryforward the historical lease classification of our existing leases. However, we are still evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

Net Sales

As a result of applying Topic 606, the impact to our condensed consolidated balance sheet as of September 30, 2019 was as follows (in thousands):

	September 30, 2019
	As reported	Impact due to ASC 606	Without adoption
Assets:
Inventory	$103,744	$14,016	$117,760
Prepaid expenses and other current assets	26,213	(13,338)	12,875
Total assets	221,731	678	222,409
Liabilities:
Other current liabilities	16,048	2,904	18,952
Total current liabilities	100,941	2,904	103,845
Stockholders' equity:
Retained earnings	47,837	(2,226)	45,611
Total liabilities and members’/stockholders’ equity	221,731	678	222,409

As a result of applying Topic 606, the impact to our condensed consolidated statements of income for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three Months Ended September 30, 2019
	As reported	Impact due to ASC 606	Without adoption
Net sales	$154,197	$(1,811)	$152,386
Selling and distribution	22,581	39	22,620
Net income	9,559	(1,850)	7,709

	Nine Months Ended September 30, 2019
	As reported	Impact due to ASC 606	Without adoption
Net sales	$453,437	$(2,144)	$451,293
Selling and distribution	66,811	(204)	66,607
Net income	27,262	(1,940)	25,322

As a result of applying Topic 606, the impact to our condensed consolidated statements of cash flows for the nine months ended September 30, 2019 was not material.

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

The following table presents a rollforward of our sales return reserve for the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Beginning balance	$29,184	$19,005
Returns	(523,943)	(530,824)
Provisions	532,228	541,003
Ending balance	$37,469	$29,184

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue, net of breakage, and recognized as revenue when the store credit or gift cards are redeemed or, as a result of the adoption of ASC 606, upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three and nine months ended September 30, 2019 was $1.8 million and $2.1 million, respectively. The increase in breakage revenue for the three and nine months ended September 30, 2019 was the result of a change in our breakage rate estimate which is periodically updated based on historical redemption patterns. We did not recognize any revenue related to unredeemed gift cards or store credits for the three and nine months ended September 30, 2018.

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

See Note 9, Segment Information, for disaggregation of revenue by reportable segment and by geographic area.

Note 3. Line of Credit

On March 23, 2016, we entered into a line of credit agreement with Bank of America, N.A, with an expiration date of March 23, 2021. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. No borrowings were outstanding as of September 30, 2019 or December 31, 2018.

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

On March 15, 2018, in connection with the reorganization described in Note 2, Significant Accounting Policies, to which Revolve Group, Inc. issued Class T and Class A units to its members in exchange for the Class T and Class A units of Twist, all outstanding options to purchase Class A units of Twist granted under the Twist Holdings, LLC 2013 Equity Incentive Plan, each of which we refer to as a Twist Option, were exchanged for options to purchase Class A units of Revolve Group, Inc. under the 2013 Plan. The number of Revolve Group, Inc. Class A units and the per unit exercise price of each converted option was adjusted from the underlying Twist Option by taking into account the implied values of Twist and Revolve Group, Inc. as of immediately before the exchange and in a manner that did not result in an increase to the intrinsic value of the converted option. As no incremental value was created for the option holders as a result of the restructuring, no incremental equity-based compensation expense was recorded for the nine months ended September 30, 2018 related to the exchange.  In connection with the reorganization described in Note 2, Significant Accounting Policies, the 2013 Plan was amended to increase the maximum number of Class A units available to be issued to 6,207,978.

Upon the effectiveness of the Corporate Conversion on June 6, 2019, as discussed in Note 2, Significant Accounting Policies, the options to purchase Class A units of Revolve Group, LLC were converted into options to purchase Class B common stock of Revolve Group, Inc. on a 1:1 basis and in a manner that did not result in an increase to the intrinsic value of the converted option.

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

Option activity for the nine months ended September 30, 2019 under the 2013 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2019	5,139,304	$6.22	7.1	$48,416
Granted	67,232	15.62	9.2
Exercised	(192)	15.62	—
Forfeited	(54,775)	15.62	—
Expired	—	—	—
Balance at September 30, 2019	5,151,569	6.24	5.8	88,270
Exercisable at September 30, 2019	3,723,398	4.21	4.9	71,323
Vested and expected to vest	5,041,018	6.24	5.7	86,350

RSU award activity for the nine months ended September 30, 2019 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2019	—	$—	—	$—
Granted	3,883	25.75	0.9	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2019	3,883	25.75	0.7	—

There were no options and 3,883 RSUs granted during the three months ended September 30, 2019. The weighted average grant-date fair value of options and RSUs granted during the nine months ended September 30, 2019 was $6.48 per share and $25.75 per share, respectively.

As of September 30, 2019, there was $6.4 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.8 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $0.5 million, $0.4 million, $1.5 million and $0.9 million for the three and nine months ended September 30, 2019 and 2018, respectively. There was no income tax benefit recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for any period presented.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income taxes	$12,840	$9,362	$36,809	$30,641
Provision for income taxes	3,281	2,222	9,547	7,702
Effective tax rate	25.6%	23.7%	25.9%	25.1%

The increases in the effective tax rate for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, were primarily due to income generated from our U.K. subsidiary and the impact of certain nondeductible expenses.

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

Note 7. Members’/Stockholders’ Equity

Changes in members’/stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Members' Equity/ Retained	Total Members'/ Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except unit and share data)
Beginning Balance	68,870,405	$69	$72,736	$38,458	$111,263
Issuance of Class A common stock from exercise of stock options	192	—	3	—	3
Equity-based compensation	—	—	513	—	513
Deferred offering costs	—	—	(368)	—	(368)
Cumulative translation adjustment	—	—	—	(180)	(180)
Net income	—	—	—	9,559	9,559
Ending Balance	68,870,597	$69	$72,884	$47,837	$120,790

	Three Months Ended September 30, 2018
	Class T Preferred Units		Class A Common Units		Accumulated Members'	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Equity	Equity
	(in thousands, except unit data)
Beginning Balance	23,551,834	$15,000	41,936,219	$2,660	$46,604	$64,264
Equity-based compensation	—	—	—	352	—	352
Cumulative translation adjustment	—	—	—	—	(45)	(45)
Net income	—	—	—	—	7,140	7,140
Ending Balance	23,551,834	$15,000	41,936,219	$3,012	$53,699	$71,711

	Nine Months Ended September 30, 2019
	Class T Preferred Units		Class A Common Units		Common Stock		Additional Paid-in	Accumulated Members' Equity/ Retained	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Earnings	Equity
	(in thousands, except unit and share data)
Beginning Balance	23,551,834	$15,000	41,936,219	$3,548	—	$—	$—	$61,270	$79,818
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(3,548)	67,889,013	68	18,480	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	52,856	—	52,859
Issuance of Class A common stock from exercise of stock options	—	—	—	—	192	—	3	—	3
Equity-based compensation	—	—	—	—	—	—	1,545	—	1,545
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	286	286
Cumulative translation adjustment	—	—	—	—	—	—	—	(167)	(167)
Net income	—	—	—	—	—	—	—	27,262	27,262
Ending Balance	—	$—	—	$—	68,870,597	$69	$72,884	$47,837	$120,790

	Nine Months Ended September 30, 2018
	Class T Preferred Units		Class A Common Units		Non- Controlling	Accumulated Members'	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Interest	Equity	Equity
	(in thousands, except unit data)
Beginning Balance	22,242,073	$15,000	41,936,219	$2,148	$(623)	$31,463	$47,988
Issuance of Units and Repurchases of Non-controlling Interest	1,309,761	—	—	—	670	(670)	—
Equity-based compensation	—	—	—	864	—	—	864
Cumulative translation adjustment	—	—	—	—	—	(80)	(80)
Net income	—	—	—	—	(47)	22,986	22,939
Ending Balance	23,551,834	$15,000	41,936,219	$3,012	$—	$53,699	$71,711

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

Diluted earnings (net loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and RSUs. For the nine months ended September 30, 2019, our potential dilutive shares relating to stock options and RSUs were not included in the computation of diluted earnings (net loss) per share as the effect of including these shares in the calculation would have been anti-dilutive. The undistributed earnings (net losses) are allocated based on the participation rights of Class A and Class B common shares as if the earnings for the year have been distributed and losses allocated. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

For the three months ended September 30, 2019, the calculation of diluted earnings (net loss) per share for Class A common stock assumes the conversion of Class B common stock, while diluted earnings (net loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock. Similarly, outstanding options to purchase Class B common stock and RSUs that are dilutive are included in the calculation of diluted earnings for both Class A and Class B common stock.

For the calculation of basic and diluted earnings (net loss) per share for the nine months ended September 30, 2019, the $40.8 million of Class B shares issued and subsequently repurchased in connection with our IPO to satisfy the total preference amount for the Class T Units is treated as a dividend and subtracted from net income available to common stockholders on a proportionate basis. In addition, the net losses for the nine months ended September 30, 2019 were not allocated to our participating security as the Class T preferred units were not contractually obligated to share in the Company’s losses.

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

The following table presents the calculation of basic and diluted earnings (net loss) per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
	Class A	Class B	Class B	Class A	Class B	Class B
	(in thousands, except per share data)
Numerator
Net income	$1,878	$7,681	$7,140	$2,926	$24,336	$22,939
Net loss attributable to non-controlling interest	—	—	—	—	—	47
Repurchase of Class B common stock	—	—	—	(4,381)	(36,435)	—
Undistributed earnings to participating security	—	—	(2,568)	—	—	(8,187)
Net income (loss) attributable to common stockholders — basic	$1,878	$7,681	$4,572	$(1,455)	$(12,099)	$14,799
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	7,681	—	—	—	—	—
Reallocation of undistributed earnings to Class B shares	—	98	—	—	—	—
Net income (loss) attributable to common stockholders — diluted	$9,559	$7,779	$4,572	$(1,455)	$(12,099)	$14,799
Denominator
Weighted average shares used to compute earnings (net loss) per share — basic	13,530	55,341	41,936	5,729	47,647	41,936
Conversion of Class B to Class A common shares outstanding	55,341	—	—	—	—	—
Effect of dilutive stock options and RSUs	3,787	3,787	2,862	—	—	2,522
Weighted average number of shares used to compute earnings (net loss) per share — diluted	72,658	59,128	44,798	5,729	47,647	44,458
Earnings (net loss) per share:
Basic	$0.14	$0.14	$0.11	$(0.25)	$(0.25)	$0.35
Diluted	$0.13	$0.13	$0.10	$(0.25)	$(0.25)	$0.33

The following have been excluded from the computation of basic and diluted earnings (net loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options to purchase Class B shares and RSUs	3	519	3,707	537

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

Revenue from external customers for each group of similar products and services is not reported to our chief operating decision makers. The separate identification for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop would be excessive. During the three and nine months ended September 30, 2019 and 2018, no customer represented over 10% of net sales. The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2019	2018	2019	2018
REVOLVE	$135,426	$109,473	$402,021	$322,588
FORWARD	18,771	16,436	51,416	48,428
Total	$154,197	$125,909	$453,437	$371,016

Gross profit
REVOLVE	$74,991	$61,236	$223,091	$178,336
FORWARD	7,687	5,149	20,759	17,814
Total	$82,678	$66,385	$243,850	$196,150

The following table lists net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$128,234	$103,280	$379,694	$301,506
Rest of the world (1)	25,963	22,629	73,743	69,510
Total	$154,197	$125,909	$453,437	$371,016

(1)	No individual country exceeded 10% of total net sales for any period presented.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets.  We did not have any cash equivalents as of December 31, 2018.  Our cash equivalents as of September 30, 2019 were $32.4 million.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Expected merchandise returns, net(1)	$13,337	$—
Advanced payments on inventory to be delivered from vendors	5,064	6,664
Prepaid insurance	2,403	1,013
Prepaid packaging	522	443
Prepaid rent	349	460
Deferred offering costs(2)	—	2,521
Other	4,538	4,126
Total prepaid expenses and other current assets	$26,213	$15,227

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Marketing	$7,316	$6,223
Salaries and related benefits	5,561	6,259
Selling and distribution	3,122	2,090
Sales taxes	2,975	1,970
Other	2,132	1,856
Total accrued expenses	$21,106	$18,398

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Store credit(1)	$9,551	$9,900
Gift cards(1)	1,696	1,568
Other	4,801	2,070
Total other current liabilities	$16,048	$13,538

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018	2019(1)	2018
	(in thousands, except average order value and percentages)
Gross margin	53.6%	52.7%	53.8%	52.9%
Adjusted EBITDA	$14,438	$10,312	$41,955	$34,619
Free cash flow	$7,448	$1,822	$20,376	$26,372
Active customers	1,438	1,080	1,438	1,080
Total orders placed	1,194	950	3,623	2,756
Average order value	$275	$280	$270	$281

(1)

Gross margin and Adjusted EBITDA were positively impacted by the $1.5 million in net sales realized in the three and nine months ended September 30, 2019 as a result of a change in estimate related to store credit breakage.

Adjusted EBITDA and free cash flow are non-GAAP measures. See the section titled “Adjusted EBITDA” and “Free Cash Flow” below for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash provided by operating activities, respectively.

Gross Margin

Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of our purchase price of merchandise sold to customers and includes import duties and other taxes, freight in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage.

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

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We monitor the percentage of sales that occur at full price, which we believe reflects customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns.

Certain of our competitors and other retailers report cost of sales differently than we do. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other (income) expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense and certain one-time expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance.

A reconciliation of non-GAAP adjusted EBITDA to net income for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$9,559	$7,140	$27,262	$22,939
Excluding:
Other (income) expense, net	(7)	155	653	475
Provision for income tax	3,281	2,222	9,547	7,702
Depreciation and amortization	1,132	750	2,716	2,209
Equity-based compensation	513	352	1,545	864
One-time expenses, net(1)	(40)	(307)	232	430
Adjusted EBITDA	$14,438	$10,312	$41,955	$34,619

(1)

One-time expenses, net in the nine months ended September 30, 2019 primarily relate to legal settlements. One time-expenses, net in the three and nine months ended September 30, 2018 primarily relate to our entity restructuring and our initial public offering.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in capital expenditures. We view free cash flow as an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital.

A reconciliation of non-GAAP free cash flow to cash provided by operating activities for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net cash provided by operating activities	$9,150	$2,410	$31,833	$28,037
Purchases of property and equipment	(1,702)	(588)	(11,457)	(1,665)
Free cash flow	$7,448	$1,822	$20,376	$26,372
Net cash used in investing activities	$(1,702)	$(588)	$(11,457)	$(1,665)
Net cash (used in) provided by financing activities	$(968)	$(1,780)	$14,567	$(16,880)

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

A reconciliation of non-GAAP adjusted diluted earnings per share to diluted earnings (net loss) per share for the three and nine months ended September 30, 2019 and 2018 is as follows (in dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019		2018
	Class A	Class B	Class B	Class A	Class B	Class B
Earnings (net loss) per share — diluted	$0.13	$0.13	$0.10	$(0.25)	$(0.25)	$0.33
Repurchase of Class B common stock, net	—	—	—	0.63	0.63	—
Adjusted earnings per share — diluted	$0.13	$0.13	$0.10	$0.38	$0.38	$0.33

Active Customers

We define an active customer as a unique customer account from which a purchase was made across our platform at least once in the preceding 12-month period. We calculate the number of active customers on a trailing 12 month basis given the volatility that can be observed when calculating it on the basis of shorter periods that may not be reflective of longer-term trends; however, such a methodology may not be indicative of other short-term trends, such as changes in new customers. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. We view the number of active customers as a key indicator of our growth, the reach of our sites, the value proposition and consumer awareness of our brand, the continued use of our sites by our customers and their desire to purchase our products. Our number of active customers drives both net sales and our appeal to vendors.

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

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price and for sales at less than full price, the level of markdowns. Average order value may also fluctuate as we expand into and increase our presence in additional product categories and price points, including the launch of superdown in 2019.

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

Customer Acquisition and Retention

To continue to grow our business profitably, we intend to acquire new customers and retain our existing customers at a reasonable cost. We invest significant resources in marketing and use a variety of brand and performance marketing channels to acquire new customers. It is important to maintain reasonable costs for these marketing efforts relative to the net sales and profit we expect to derive from customers. Failure to effectively attract and retain customers on a cost-efficient basis would adversely impact our profitability and operating results. As social media and influencer based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party and owned brands. Our product mix consists primarily of apparel, footwear and accessories. In 2016, we launched beauty products on REVOLVE and expect to offer additional product types in the future. We sell merchandise across a broad range of price points and we launched superdown, our lower price point site in early 2019 that further broadens our price point offerings.

While changes in our merchandise mix have not caused significant fluctuations in our gross margin to date, brands, product types and price points do have a range of margin profiles. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Over time, we are seeking to increase the percentage of net sales from owned brands, although the mix between owned and third party net sales and the pace of growth for owned brand net sales will vary. Shifts in merchandise mix driven by customer demand may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to minimize inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In recent periods, our inventory position has increased at a greater rate than that of net sales, particularly in our REVOLVE segment where we have made significant investments in our owned brand platform and the launch of superdown, our lower price point offering. Our efforts to manage inventory levels have impacted the percentage of sales at full price and gross margin in the current period and will likely continue to impact the percentage of sales at full price and gross margin in the near term. These efforts may also impact the pace of growth in net sales in the near term.

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

FORWARD Segment Performance

Our financial results are affected by the performance of the FORWARD segment, which represented 12.2% and 13.1% of our net sales for the three months ended September 30, 2019 and 2018, respectively and 11.3% and 13.1% of our net sales for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, FORWARD generated $18.8 million and $16.4 million in net sales, respectively, representing an increase of 14.2%. During the nine months ended September 30, 2019 and 2018, FORWARD generated $51.4 million and $48.4 million in net sales, respectively, representing an increase of 6.2%. The net sales increase in the three and nine months ended September 30, 2019, as compared to the same periods for 2018, was primarily due to an increase in the number of orders placed by customers, partially offset by a decrease in average order value. After completing the normalization of our inventory levels in the second quarter of this year and as we continue to enhance our product offering, we have experienced period-over-period growth in the three and nine months ended September 30, 2019. However, if we are unable to continue to generate revenue and gross profit growth in the FORWARD segment, our financial results would be adversely impacted.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during the early summer months, which results in increased sales during the second quarter of each fiscal year. We also have experienced seasonally lower activity during the first quarter of each fiscal year. We expect this seasonality to continue in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, the impact of these seasonality trends on our results of operations may become more pronounced.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment centers, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. We expect fulfillment expenses to increase in absolute dollars as we continue to scale our business. As a percentage of net sales, we experienced a short-term increase as a result of the expansion of our warehouse facilities, which led to short-term inefficiencies. Over the long-term, we expect fulfillment expenses to decrease as a percentage of net sales.

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

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest expense and other fees associated with our line of credit and interest income on our money market funds.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$154,197	$125,909	$453,437	$371,016
Cost of sales	71,519	59,524	209,587	174,866
Gross profit	82,678	66,385	243,850	196,150
Operating expenses:
Fulfillment expenses	5,118	3,327	14,914	9,372
Selling and distribution expenses	22,581	18,305	66,811	52,827
Marketing expenses	23,127	18,956	67,539	55,470
General and administrative expenses	19,019	16,280	57,124	47,365
Total operating expenses	69,845	56,868	206,388	165,034
Income from operations	12,833	9,517	37,462	31,116
Other (income) expense, net	(7)	155	653	475
Income before income taxes	12,840	9,362	36,809	30,641
Provision for income tax	3,281	2,222	9,547	7,702
Net income	$9,559	$7,140	$27,262	$22,939

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.4%	47.3%	46.2%	47.1%
Gross profit	53.6%	52.7%	53.8%	52.9%
Operating expenses:
Fulfillment expenses	3.3%	2.6%	3.3%	2.5%
Selling and distribution expenses	14.6%	14.5%	14.7%	14.2%
Marketing expenses	15.0%	15.1%	14.9%	15.0%
General and administrative expenses	12.3%	12.9%	12.6%	12.8%
Total operating expenses	45.3%	45.2%	45.5%	44.5%
Income from operations	8.3%	7.6%	8.3%	8.4%
Other (income) expense, net	0.0%	0.1%	0.1%	0.1%
Income before income taxes	8.3%	7.4%	8.1%	8.3%
Provision for income tax	2.1%	1.8%	2.1%	2.1%
Net income	6.2%	5.7%	6.0%	6.2%

Comparison of the Three Months Ended September 30, 2019 and 2018

Net Sales

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Net sales	$154,197	$125,909	$28,288	22.5%

The increase in net sales for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to sales to a larger number of customers, as the number of active customers increased 33.1% in the three months ended September 30, 2019 as compared to the same period for 2018. Additionally, the number of orders placed by customers increased 25.7% in the three months ended September 30, 2019 as compared to the same period for 2018. During the three months ended September 30, 2019 we also recognized an additional $1.5 million in breakage revenue as a result of a change in our breakage rate estimate related to store credit. These increases were partially offset by a decrease in average order value to $275 in the three months ended September 30, 2019 from $280 in the three months ended September 30, 2018, primarily due to lower average order values within each segment as well as the REVOLVE segment comprising a larger percentage of consolidated net sales.

Net sales in the REVOLVE segment increased 23.7% to $135.4 million in the three months ended September 30, 2019 compared to net sales of $109.5 million in the same period in 2018. Net sales generated from our FORWARD segment increased 14.2% to $18.8 million in the three months ended September 30, 2019 compared to net sales of $16.4 million in the same period in 2018.

Cost of Sales

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of sales	$71,519	$59,524	$11,995	20.2%
Percentage of net sales	46.4%	47.3%

The increase in cost of sales for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was primarily due to a favorable mix of merchandise sales. We also experienced a higher mix of REVOLVE merchandise sales in 2019 which generally carry a higher margin than that of the FORWARD segment. Further, within the FORWARD segment, we experienced higher gross margin year over year.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Fulfillment expenses	$5,118	$3,327	$1,791	53.8%
Percentage of net sales	3.3%	2.6%

The increase in fulfillment expenses for the three months ended September 30, 2019, as compared to the same period in 2018, was the result of an increase in the number of units processed as well as the expansion of our fulfillment center infrastructure and additional automation during the quarter which led to overcapacity and duplicative capacity that we believe will be reduced over time.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Selling and distribution expenses	$22,581	$18,305	$4,276	23.4%
Percentage of net sales	14.6%	14.5%

The increase in selling and distribution expenses for the three months ended September 30, 2019, as compared to the same period in 2018, was the result of the increase in the number of orders shipped and higher merchant processing fees. Shipping and handling costs increased $2.0 million and merchant processing fees increased $1.2 million for the three months ended September 30, 2019 as compared to the same period in 2018. The increase in selling and distribution expenses as a percentage of net sales was due to an increase in costs associated with growth in orders placed outpacing net sales growth for the period and higher merchant processing fees.

Marketing Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Marketing expenses	$23,127	$18,956	$4,171	22.0%
Percentage of net sales	15.0%	15.1%

The increase in marketing expenses for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to increased marketing investment to acquire customers and retain existing customers to drive higher net sales. The increase was primarily due to an increase in performance marketing expenses of $2.2 million as well as an increase of $1.9 million as a result of investments in our REVOLVE branded marketing events.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative expenses	$19,019	$16,280	$2,739	16.8%
Percentage of net sales	12.3%	12.9%

The increase in general and administrative expenses for the three months ended September 30, 2019 as compared to the same period in 2018, was due to an increase of $1.2 million related to increased professional services and other occupancy costs to support business growth and operate as a public company, a $1.0 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount across functions, and a $0.3 million increase in other operating expenses as a result of our business growth. The decrease in general and administrative expenses as a percentage of net sales resulted primarily from efficiencies gained from scale, partially offset by an increase in costs to operate as a public company.

Income Taxes

	Three Months Ended September 30,
	2019	2018
	(dollars in thousands)
Income before income taxes	$12,840	$9,362
Provision for income tax	3,281	2,222
Effective tax rate	25.6%	23.7%

The increase in the effective tax rate for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to income generated from our UK subsidiary and the impact of certain nondeductible expenses.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Net Sales

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Net sales	$453,437	$371,016	$82,421	22.2%

The increase in net sales for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to sales to a larger number of customers, as the number of active customers increased 33.1% in the nine months ended September 30, 2019 as compared to the same period for 2018. Additionally, the number of orders placed by customers increased 31.4% in the nine months ended September 30, 2019 as compared to the same period for 2018. These increases were partially offset by a decrease in average order value to $270 in the nine months ended September 30, 2019 from $281 in the nine months ended September 30, 2018, primarily due to lower average order values within each segment as well as the REVOLVE segment comprising a larger percentage of consolidated net sales. We also realized $1.5 million in net sales for the nine months ended September 30, 2019 as a result of changes in estimate relating to store breakage.

Net sales in the REVOLVE segment increased 24.6% to $402.0 million in the nine months ended September 30, 2019 compared to net sales of $322.6 million in the same period in 2018. Net sales generated from our FORWARD segment increased 6.2% to $51.4 million in the nine months ended September 30, 2019 compared to net sales of $48.4 million in the same period in 2018.

Cost of Sales

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of sales	$209,587	$174,866	$34,721	19.9%
Percentage of net sales	46.2%	47.1%

The increase in cost of sales for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a favorable mix of merchandise sales. We experienced a higher mix of REVOLVE merchandise sales in 2019 which generally carry a higher margin than that of the FORWARD segment. Further, within the FORWARD segment, we experienced higher gross margin year over year.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Fulfillment expenses	$14,914	$9,372	$5,542	59.1%
Percentage of net sales	3.3%	2.5%

The increase in fulfillment expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was the result of an increase in the number of units processed as well as the expansion of our fulfillment center infrastructure which led to overcapacity and duplicative capacity that we believe will be reduced over time. We also incurred incremental costs related to the implementation of additional automation during the third quarter.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Selling and distribution expenses	$66,811	$52,827	$13,984	26.5%
Percentage of net sales	14.7%	14.2%

The increase in selling and distribution expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was the result of the increase in the number of orders shipped and higher merchant processing fees. Shipping and handling costs increased $8.2 million and merchant processing fees increased $3.7 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in selling and distribution expenses as a percentage of net sales was due to an increase in costs associated with growth in orders placed outpacing net sales growth for the period and higher merchant processing fees.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Marketing expenses	$67,539	$55,470	$12,069	21.8%
Percentage of net sales	14.9%	15.0%

The increase in marketing expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to increased marketing investment to acquire customers and retain existing customers to drive higher net sales. Performance marketing expenses increased $8.5 million for the nine months ended September 30, 2019 as compared to the same period in 2018.  We also experienced an increase of $3.6 million for the nine months ended September 30, 2019 as compared to the same period in 2018, in marketing expenses related to REVOLVE branded marketing events.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative expenses	$57,124	$47,365	$9,759	20.6%
Percentage of net sales	12.6%	12.8%

The increase in general and administrative expenses for the nine months ended September 30, 2019 as compared to the same period in 2018, was due to a $4.8 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount across functions to support business growth, an increase of $2.6 million related to increased professional services and other occupancy costs to support business growth and to operate as a public company, a $1.0 million increase in occupancy expenses as a result of our business and headcount growth, an increase of $0.6 million related to our studio, sales and design functions, and a $0.4 million increase in other costs.

Income Taxes

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Income before income taxes	$36,809	$30,641
Provision for income tax	9,547	7,702
Effective tax rate	25.9%	25.1%

The increase in the effective tax rate for the nine months ended September 30, 2019, as compared to the same period in 2018 was primarily due to income generated from our UK subsidiary and the impact of certain nondeductible expenses.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$51,145	$16,369
Accounts receivable, net	5,600	5,337
Working capital	85,774	56,897

As of September 30, 2019, the majority of our cash and cash equivalents was held for working capital purposes. We increased our capital expenditures in the fourth quarter of 2018 as well as in the first and second quarters of 2019, and to a lesser extent in the third quarter of 2019, to support the growth in our business and operations, specifically the consolidation of and increased automation within our fulfillment facilities.

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

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO. As of September 30, 2019, we have raised a total of $68.3 million from the sale of equity units, net of costs and expenses associated with such financings, including net proceeds from our IPO.

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

Line of Credit

In March 2016, we entered into a line of credit with Bank of America, N.A. that provides us with up to $75.0 million aggregate principal in revolver borrowings. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. As of both September 30, 2019 and December 31, 2018, there were no borrowings outstanding under the line of credit. Historically, our debt has resulted from the need to help fund our normal operations and working capital needs.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of September 30, 2019 and December 31, 2018.

Historical Cash Flows

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$31,833	$28,037
Net cash used in investing activities	(11,457)	(1,665)
Net cash provided by (used in) financing activities	14,567	(16,880)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2019, we generated $31.8 million of operating cash flow as compared to $28.0 million for the same period in 2018. The increase in our operating cash flow was primarily due to an increase in net income and favorable changes in working capital.

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

Net cash used in investing activities was $11.5 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase for the nine months ended September 30, 2019 was primarily due to capital expenditures relating to the consolidation of and investment in our fulfillment center infrastructure.

Net Cash Provided by (Used in) Financing Activities

Until our IPO, our financing activities historically have consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $14.6 million for the nine months ended September 30, 2019, which was attributable to the proceeds from our IPO, net of the repurchase of the preference amount, underwriting discounts, and offering expenses, in addition to payments of deferred offering costs.

Net cash used in financing activities was $16.9 million for the nine months ended September 30, 2018, which was attributable to repayments made on our line of credit in addition to payments of deferred offering costs.

Contractual Obligations

As of September 30, 2019, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 7, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018 we did not have any material off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Sensitivity

Cash and cash equivalents are held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any line of credit borrowings incurred pursuant to the credit agreement described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our co-Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. If we are not able to develop and maintain positive relationships with our network of over 3,500 influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

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

•	fluctuations in product mix between sites and between owned and non-owned brands;
•	our ability to effectively launch and manage new sites and brands;
•	fluctuations in the levels or quality of inventory;
•	fluctuations in the percentage of full price sales, levels of markdowns and gross margins;
•	fluctuations in capacity as we expand our operations;
•	our success in engaging existing customers and attracting new customers;
•	the amount and timing of our operating expenses;
•	the timing and success of new products and brands we introduce;
•	the impact of competitive developments and our response to those developments;
•	our ability to manage our existing business and future growth;
•	disruptions or defects in our sites, or actual or perceived privacy or data security breaches; and
•	economic and market conditions, particularly those affecting our industry.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites of our competitors. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing, and the cost of maintaining such relationships will likely increase. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. As social media and influencer based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

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

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during the early summer months, which results in increased sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years.

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

We have an established process for the identification, development, evaluation and validation of our new products. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected consequences. For example, sales of our new products may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products. Sales of new products may also be affected by inventory management. We may also experience a decrease in sales of certain existing products as a result of newly-launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and operating results. In recent periods, our inventory position has increased at a greater rate than that of net sales, particularly in our REVOLVE segment where we have made significant investments in our owned brand platform and the launch of superdown, our lower price point offering. Our efforts to manage inventory levels have impacted the percentage of sales at full price and gross margin in the current period and will likely continue to impact the percentage of sales at full price and gross margin in the near term. These efforts may also impact the pace of growth in net sales in the near term.

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

In September 2018, we entered into a five-year lease for approximately 281,000 square feet of fulfillment and office space. In the first quarter of 2019, we consolidated substantially all of our fulfillment activities into this centralized facility and have terminated the lease of our existing distribution facility. In May and in June 2019, we sublet two of our existing fulfillment centers through substantially all of their remaining lease terms. In October 2019, we sublet the warehouse portion of one of our fulfillment centers through the majority of its remaining lease term. We are still in the process of consolidating certain other facilities, which may include subleasing or terminating additional existing facilities. The transition has, and will continue to put near-term pressure on our managerial, financial, operational and other resources. We expect that our current capacity will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and India to source and manufacture all of our products under our owned brands. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

•	have financial difficulties;
•	encounter raw material or labor shortages;
•	encounter increases in raw material or labor costs which may affect our procurement costs;
•	encounter difficulties with proper payment of custom duties or excise taxes;
•	disclose our confidential information or intellectual property to competitors or third parties;
•	engage in activities or employ practices that may harm our reputation; and
•	work with, be acquired by, or come under control of, our competitors.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customer experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors, and the escalating trade dispute between the United States and China could lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our customer experience and operating results.

We currently receive and distribute merchandise at a fulfillment center in the United States, which is not operated by a third party. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.  Our third-party service providers also face these risks.

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents. Moreover, we could be required to expend significant capital and other resources to address the incident and any future data security incident or breach.

We and our third-party service providers regularly experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all.  Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject.  Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

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

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union's new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective and substantially replaced the data protection laws of the individual European Union member states. The law requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Act that substantially implements the GDPR also became law in May 2018. The law also increases the penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company's worldwide turnover, whichever is higher. The

GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which will, among other things, require new disclosures to California consumers and afford such consumers new abilities to opt out of certain sales of personal information, when it goes into effect on January 1, 2020. Aspects of the CCPA remain unclear and there is uncertainty regarding its interpretation and enforcement. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by customers, employees, suppliers, competitors, government agencies, law enforcement, customs officials or others. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time, result in impositions of fines or other remedial measures as a result of underpayment and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

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

We have limited experience with operating internationally and selling our merchandise outside of the United States and do not have physical operations outside of the United States. If we choose to expand internationally we would need to adapt to different local cultures, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings, including translation into foreign languages and adaptation for local practices;
•	navigating shipping and returns in a more fragmented geography, particularly if the European Union were to lose members or change its policies regarding the flow of goods across country borders;
•	different consumer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto;
•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;
•	more stringent regulations relating to privacy, data protection, and data security and access to, or use of, commercial and personal information, particularly in Europe;
•	changes in a specific country’s or region’s political or economic conditions; and
•	risks resulting from changes in currency exchange rates.

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

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”

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

The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war.  More specifically, the U.S. government recently imposed significant new tariffs on certain product categories imported from China, including apparel, footwear, handbags, accessories and cosmetics. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment and our owned brands, of which a large portion are manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations.

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

Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the Tax Cuts and Jobs Act, or the Tax Act, was enacted in the United States on December 22, 2017. The Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction (subject to certain exceptions). We have completed our evaluation of the overall impact of the Tax Act on our effective tax rate and balance sheet and reflected the amounts in our financial statements. The Tax Act may have significant impacts in future periods.

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

As a public company, we incur and will continue to incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of the Securities and Exchange Commission, or the SEC. The rules and regulations of NYSE also apply to us. As part of these requirements, we must maintain effective disclosure and financial controls and make changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming.

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

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;
•	imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

As of September 30, 2019, we had outstanding a total of 13,529,603 shares of Class A common stock and 55,340,994 shares of Class B common stock. All shares of Class A common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, unless held by directors, executive officers and other affiliates. The resale of the 55,340,994 shares of Class B common stock, or approximately 80% of our outstanding shares, is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters; however, subject to applicable securities law restrictions, these shares will be able to be sold in the public market beginning December 4, 2019.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our stockholders who held shares prior to our initial public offering, all of which hold shares of Class B common stock, collectively own shares representing approximately 98% of the voting power of our outstanding capital stock as of September 30, 2019. MMMK Development, Inc., an entity controlled by our co-chief executive officers, controls 68% of the voting power of our outstanding capital stock as of September 30, 2019 and therefore is able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

As of September 30, 2019, there were 5,151,569 shares of Class B common stock subject to outstanding options. All of the shares of Class A common stock issuable upon the conversion of shares of Class B common stock subject to outstanding options have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.

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

None.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 6, 2019 the Company awarded David Pujades, the Company’s Chief Operating Officer, a special bonus of $285,000, subject to applicable withholdings.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Bylaws of Revolve Group, Inc.	10-Q	001-38927	3.2	August 12, 2019

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.4+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.5+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.6+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.7+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.8+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.9	Form of Stock Repurchase Agreement	S-1/A	333-227614	10.17	May 28, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
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

REVOLVE GROUP, INC.

By:	/s/ JESSE TIMMERMANS
Jesse Timmermans
Chief Financial Officer

Dated: November 7, 2019