Form 10-K
period 2019-12-31
Revolve Group, Inc.
filed 2020-02-26
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38927

REVOLVE GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1640160
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12889 Moore Street Cerritos, California 90703
(Address of Principal Executive Offices)

(562) 677-9480

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	RVLV	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 15,779,401 shares of Class A common stock and 53,568,912 shares of Class B common stock outstanding as of February 19, 2020. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $466.8 million as of June 30, 2019, based upon the last reported sales price on the New York Stock Exchange on that date of $34.50.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among other, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our ability to effectively manage or sustain our growth and to effectively expand our operations;
•	our ability to retain our existing customers and acquire new customers;
•	our ability to retain existing vendors and brands and to attract new vendors and brands;
•	our ability to obtain and maintain differentiated high-quality products from appropriate brands in sufficient quantities from vendors;
•

our ability to obtain and maintain sufficient inventory at prices that will make our business model profitable, and of a quality that will continue to retain existing customers and attract new customers;

•	our reliance on overseas suppliers and manufacturing partners, particularly in China;
•	our ability to respond to consumer demand, spending and tastes, and our ability to accurately and effectively engage in predictive analytics;
•	general economic conditions and their impact on consumer demand;
•	our ability to expand our operations in an efficient and cost-effective manner;
•	our ability to sustain and expand our gross margin and Adjusted EBITDA margin, a non-GAAP financial measure;
•	our ability to maintain and enhance our brand;
•	our ability to optimize, operate, manage and expand our network infrastructure and our fulfillment center and delivery channels;
•	the growth of the market for premium lifestyle and luxury products, and the online market for premium lifestyle and luxury products in particular;
•	our ability to accurately forecast demand for our products and our results of operations;
•	seasonal sales fluctuations, and
•	our ability to expand our product offerings, including our owned brands.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In this report, “we,” “our,” “us,” “Company” and “Revolve” refer to Revolve Group, Inc., and where appropriate its subsidiaries.

PART I

Item 1.	BUSINESS

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering totaling over 45,000 apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 500 emerging, established and owned brands. Through 17 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

REVOLVE was founded in 2003, with the vision of leveraging digital channels and technology to transform the shopping experience. REVOLVE was created to offer a scaled, one-stop destination for youthful, aspirational consumers. We believe that our model, which is more targeted than department stores or mass market online retailers, and provides a greater selection than specialty retailers, allows us to more effectively serve consumers.

To improve on the merchandise offerings from traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing, and trend-forecasting algorithms. Our proprietary technology leverages data from a vast net of styles, attributes and customer interactions to create a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground-up to make decisions in a data-first, customer centric way. Our approach facilitates constant newness, with over 1,000 new styles launched per week on average. Illustrating the efficacy of our data-driven merchandising, in 2019, approximately 79% of our net sales were at full price, which we define as sales at not less than 95% of the full retail price.

Our powerful brand and innovative marketing strategy connect with the increasingly important Millennial and Generation Z demographics. We are recognized as a pioneer and a leader in social media and influencer marketing. We have built a community of thousands of influencers and brand partners, including many of the most influential social media celebrities in the world. Through our recognized leadership position, deep relationships and history of mutually beneficial partnerships, we believe we have become a partner of choice for influencers worldwide, leading to a significant competitive advantage. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive loyalty and engagement. We pair this emotional brand marketing with sophisticated, data-driven performance marketing to further drive efficient customer acquisition and strong customer retention and lifetime value.

Our data-driven merchandising and innovative marketing competencies enable a powerful owned brand strategy that drives consumer demand, increases control of our supply chain, and expands gross profit margins. We have built a portfolio of 24 owned brands, each crafted with unique attributes and supported by independent marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. As a result, during the year ended December 31, 2019, our owned brands represented eight out of our top 10 brands and contributed 36.1% of the REVOLVE segment’s net sales.

Our Industry

Large and Growing Addressable Market. We participate in the large and growing apparel and footwear, accessories and beauty sectors. We believe the key drivers shaping growth within these markets include favorable demographic trends, constant product newness and the proliferation of emerging brands, as well as an increased focus on fashion and beauty as a reflection of self-expression.

Significant Growth in Digital Channels.  Consumers are increasingly using digital channels to make purchases, and as a result, the growth of online sales has outpaced that of traditional brick-and-mortar channels. Mobile sales in particular have rapidly increased as consumers leverage their ability to discover, browse and purchase anytime from anywhere through their smartphones. As evidence, in 2019, customer orders placed through mobile devices represented 56.2% of our total orders and revenue from mobile devices represented 53.7% of our total net sales.

Media Consumption and Shopping Behaviors of Next-Generation Consumers. Consumers, especially Millennials (born between 1982 and 2000) and Generation Z (born after 2000), are spending more and more time on digital media and less time on more traditional forms of print media. Millennials, who came of age in a hyper-connected, digital world, spend a significant amount of time on digital media, especially social media.

The nature of consumer engagement with brands and retailers is evolving in tandem with the transition to digital channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from influencers as their source of inspiration and discovery and to inform their purchasing decisions. Influencers have an outsized impact on the purchasing behaviors of next-generation consumers. Influencers maintain a social media presence on platforms such as Instagram and YouTube, and have thousands or even millions of engaged followers. Influencers can have a more powerful impact than traditional advertising methods because they bring their followers into their daily lives and share their personal tastes and preferences in an authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to the 2015 U.S. Census Bureau, Millennials accounted for more than 25% of the U.S. population, exceeding the number of baby boomers and making it the largest percentage of the workforce in the United States. Further, according to the U.S. Bureau of Labor Statistics, people born after 1981, including Millennials and Generation Z, accounted for approximately $1.7 trillion or 22% of the nation’s total consumer expenditure in 2017. We expect this number to significantly increase as Millennials enter their peak earning years and an increasing percentage of Generation Z joins the workforce.

Next-Generation Consumers are Underserved by Retail and eCommerce.  Although the apparel and footwear, accessories and beauty sectors are large, next-generation consumers are currently underserved by traditional brick-and-mortar and online retailers. Department stores and national retailers try to serve a broad demographic with ubiquitous brands and are slow to react to changing trends. Specialty boutiques, while highly curated, often offer a narrow assortment and are limited in their reach. Many online retailers tend to deliver a purely transactional customer experience, with limited original fashion content and style advice to facilitate inspiration and discovery.

Our Competitive Strengths

Leading Millennial Destination for Online Fashion. We believe we are the leading U.S. online destination targeted towards Millennial consumers seeking premium fashion.  In 2019, we generated $601.0 million in net sales, served approximately 1.5 million active customers, offered over 500 brands and delivered over 110,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States.  Our average order value was $275 in 2019, which is reflective of our focus on premium merchandise and our differentiation from mass market or value-based retailers.  Our business is specifically targeted towards Millennial consumers and we believe this more specific targeting results in a better experience for our customer, leading to strong customer loyalty and increases in market share over time.  We further believe our scaled leadership position has strong network effects among our customers, brands, and influencers, as we are able to provide increasing value to each of those constituents as our scale and leadership position increases.

Data-driven Merchandising Model. Our disciplined, data-driven merchandising approach allows us to offer a broad, yet curated assortment of on-trend apparel and accessories while managing fashion and inventory risk. We employ a “read and react” model that combines qualitative and quantitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has minimal overlap with other retailers. Furthermore, by introducing products daily in limited quantities, we create a sense of urgency for our customers. As a result, in 2019, sales of products at full retail price represented approximately 79% of total net sales.

The REVOLVE Brand. Since inception, we have worked to build a deep connection with our community of youthful, aspirational consumers. Our consumers frequently engage with us, coming to us for our inspiring content and styling, and our distinct and constantly changing assortment of on-trend fashion. REVOLVE is a brand in its own right, commanding a premium positioning, strong consumer affinity and reputation as a key fashion influencer for the Millennial consumer. As our scale grows, our brand value is increasingly becoming a significant point of differentiation with customers, influencers and third-party brands.

Innovative Marketing Approach. REVOLVE’s marketing approach is integrated across all parts of the customer funnel and allows us to efficiently increase brand awareness, promote customer acquisition, encourage retention and maximize lifetime customer value. We have a history of being a leader in innovative digital and community-driven marketing and we believe we have positioned ourselves as a preferred partner for influencers and traditional marketing providers. We continuously provide our customers with aspirational and engaging content and amplify our message in a highly efficient manner through our network of over 4,500 influencers and buzzworthy social events. In 2019, we drove 51% of traffic for REVOLVE from free and low-cost sources, as measured by the visitors that landed on the REVOLVE website or mobile application directly, via email marketing links, or though paid branded search terms and organic search results (regardless of whether a purchase was made). Our brand marketing reach has increased rapidly, particularly surrounding events. We tightly integrate our marketing messaging into the shopping experience through compelling product curation, editorial content and daily product stories, creating a consistent experience for our customers across all touch points and allowing us to further control our merchandise sell-through. We pair our social media and community-driven brand marketing with sophisticated performance marketing efforts, including retargeting, paid search/product listing ads, affiliate marketing, paid social, search engine optimization, personalized email marketing and mobile “push” communications through our apps, which together support our highly attractive customer acquisition and retention metrics.

Deep Connection with Our Loyal Customers. We understand the next-generation consumer, how she communicates and where she seeks fashion and lifestyle inspiration. We engage with her through social media, events, press and other digital channels, generating multiple touchpoints in a way that we believe traditional retailers and brands do not. We integrate our marketing content with our product curation, visual merchandising, and editorial content, using our “Hot List,” daily product stories, and head-to-toe style suggestions to create an inspirational user experience and enhance our reputation as a fashion discovery destination. We enhance our customer experience and encourage our customers to use the home as a dressing room through exceptional customer service and a no-hassle free shipping and returns policy, which we have offered since our launch in 2003, making us one of the pioneers of free returns. She rewards our efforts with her loyalty, as demonstrated by our strong customer economics. Our efficient customer acquisition, strong net revenue retention rates and high average order values drive attractive customer lifetime value and rapid payback, with the average contribution margin from a customer exceeding our average customer acquisition cost within a short timeframe.

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with robust brand marketing. Unlike traditional private label, our owned brands command pricing similar to third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 3.0 million followers on Instagram as of December 31, 2019. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on the REVOLVE site. We bring new products to market quickly by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our pioneering social media–driven marketing and events generate instant consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. The expansion of owned brands, with their higher gross margin profile, has provided us with the opportunity to expand profitability and further invest in our business. Net sales of owned brands represented 36.1%, 30.9% and 20.2% of REVOLVE segment net sales for 2019, 2018, and 2017 respectively.

Proprietary, Scalable Technology and Data Analytics Platform. Our proprietary, scalable technology and data analytics platform efficiently and seamlessly manages our merchandising, marketing, product development, sourcing, and pricing decisions. We have a proven history of leveraging our technology platform to flexibly expand capacity in a capital-efficient manner. We leverage a strategic asset of hundreds of millions of data points, drawing from 17 years of data across hundreds of thousands of styles, up to 60 attributes per style, and millions of customer interactions. This data is leveraged throughout our operations to provide an optimized product offering, tailor our marketing efforts and continually enhance the experience on our sites. Our team of engineers and data scientists continuously innovates to improve our platform and business processes to best serve our customers.

Founder-led Management and Innovative Culture.  The inspiration of our co-CEOs, Michael Mente and Mike Karanikolas, to transform the apparel shopping experience by leveraging data, innovative business strategies and the emerging eCommerce channel continues to influence everything we do. Our company culture and team mirror the attributes of our core customer; we are socially engaged, digital-first, high energy, results driven and collaborative. We hire people who are passionate about fashion, technology and entrepreneurialism, and who are not burdened by conventional notions of traditional retail. We encourage creativity and constant improvement with a singular focus on customer experience. We give our employees the opportunity to make an immediate contribution to our business, while maintaining our commitment to maximizing value over the long term. The success of our managerial strategies and innovative culture is evident in our track record.

Our Growth Strategies

Continue to Acquire New Customers. Our efficient customer acquisition combines with strong repeat purchase behavior to generate an attractive ratio of customer lifetime value to customer acquisition cost. We believe we are well-positioned in the market and there is significant room to expand our customer base. As a result, we will continue to invest in attracting new customers to the REVOLVE community and convert them into active customers.

Continue to Increase Customer Loyalty and Wallet Share. We intend to deepen our existing customer relationships to improve our already strong revenue retention and increase our wallet share through enhancing our customer experience and expanding our nascent loyalty and preferred customer programs for high-value consumers.

Grow Sales of Owned Brands. We intend to continue optimizing our assortment to drive revenue and profitability growth by introducing new owned brands and expanding our current owned brands into additional styles and categories.

Grow International Sales. We intend to further localize and improve the shopping experience for our international customers and leverage the global reach of the REVOLVE brand and our influencer network to accelerate growth outside of the United States.

Enhance and Broaden Our Offering. We intend to leverage our community and influencer network and integrated, data-driven operating model to expand our share of adjacent categories through a strategic mix of third-party and owned brands.

Continue to Innovate. We are innovating across our user interface, technology platform, supply chain and distribution capabilities to improve service levels, further enhance and personalize the customer experience, and reduce lead times for our owned brands portfolio.

Our Merchandising, Assortment and Content

We leverage one platform to sell merchandise primarily through two differentiated retail segments, REVOLVE and FORWARD. We believe we are well-positioned in the market and that REVOLVE offers a highly-curated assortment of premium apparel and footwear, accessories and beauty products.  FORWARD offers a full assortment of iconic and emerging luxury brands.

We offer a broad yet curated assortment totaling over 45,000 apparel and footwear styles, as well as accessories and beauty products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing REVOLVE’s position as the destination for discovery. We continuously identify new brands and refine the brands we feature to foster a sense of newness and encourage discovery. We optimize our assortment through the development of a portfolio of 24 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand. In 2019, emerging third-party brands, established third-party brands, owned brands and other net sales contributed approximately 40%, 23%, 36% and 1% of net sales through the REVOLVE segment, respectively. In 2019, approximately 84% of net sales came from apparel and substantially all of net sales came from women’s products. No third-party brand accounted for more than 2% of 2019 net sales.

We bring new owned brand products to market quickly by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, India, the United States, and other countries. A substantial majority of our owned brand products and a substantial portion of the products we source from third parties are manufactured in China.  The COVID-19 coronavirus will impact our supply chain and may delay or prevent the manufacturing or transport of product that is sourced in China.  As of the date of this report, the magnitude of the impact is unclear; however, it may materially and adversely impact net sales and other operating results, growth prospects and financial condition. We will continue to evaluate our supplier network in existing and other geographies. We have developed deep relationships with a number of our suppliers and make efforts to ensure that they share our commitment to quality and ethics. We do not, however, have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long term.

We update the sites daily with new editorial content to generate a constant flow of fresh, high-quality, authentic and engaging content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

Our Marketing Approach

We leverage a variety of marketing and advertising programs to increase brand awareness, acquire new customers, drive customer traffic across our channels, and strengthen and reinforce our brand.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain customers and these efforts have led to higher earned media value than competitors. We have a global network of thousands of influencers who regularly post about REVOLVE content. We believe we are a preferred partner for influencers, as their association with REVOLVE enhances our influencers’ personal brands. Our network is constantly evolving as we assess the breadth of individual influencers’ social media followings and resonance with our core demographic. We complement our social media efforts through a variety of brand marketing campaigns and events, including the #REVOLVEfestival, #REVOLVEsummer, #REVOLVEaroundtheworld and the #REVOLVEawards. Our brand marketing events are attended by our top influencers, who promote both the REVOLVE brand and our merchandise. Our online presence includes over 7.0 million Instagram followers across REVOLVE, FORWARD and our owned brands as of December 31, 2019.  While social media and influencer marketing are key components of our strategy, approximately 75% of our marketing expense is devoted to performance marketing efforts. We acquire and retain customers through retargeting, paid search/product listing ads, affiliate marketing, paid social, personalized email marketing and mobile “push” communications through our apps.

Our Technology Platform

Our technology integrates seamlessly across multiple functions throughout the organization, connecting in a way that allows constant iteration and optimization. Our proprietary algorithms and technology infrastructure create the foundation for everything we do and include:

•

Data Science. Our technology mines data from a database we have built over 17 years, consisting of hundreds of thousands of styles and millions of customer interactions, creating a strategic asset of hundreds of millions of data points.

•

Merchandising. Our algorithms optimize pricing based on demand, automatically identify and re-order best sellers based on purchase trends and browsing feedback, and maintain the right depth of available inventory to maximize margins and sales at full price.

•

Marketing. Our algorithms analyze the billions of impressions generated by our influencer network and the number of click-throughs and conversion rates from our performance marketing efforts to cost-efficiently and effectively market to consumers. We utilize customer shopping and purchase behavior to personalize our email and retargeting efforts seamlessly across multiple customer touch points.

•

Site Experience. We provide a highly differentiated site experience that leverages our visual merchandising capabilities to reflect REVOLVE’s distinct point of view. We use our algorithms and A/B testing to analyze browsing and purchasing patterns and preferences. We further analyze the impressions and related conversion rates to most effectively display, style and photograph our merchandise. We leverage these learnings to optimize product placement and site navigation in order to encourage discovery and drive higher conversion and average order value.

•

Customer Service and Relationships. Our customer service technology provides our representatives with up to date and relevant product and fulfillment information to better serve our customer on an order-by-order basis. We generate highly personalized and relevant full life-cycle email and retargeting messaging. Our systems also continue to learn about each customer through direct customer feedback and these learnings are applied to future interactions.

•

Fulfillment. The algorithms we use in our fulfillment center allows us to efficiently position inventory and combine orders. These algorithms also determine the most efficient manner to fulfill each order, including by optimizing the way in which inventory is picked based on order patterns and personnel. We recently enhanced our fulfillment operations with the implementation of automation, which furthers our ability to serve our customers in a rapid and efficient manner.

Our proprietary technology infrastructure is highly scalable and has allowed us to grow with our customer demand, vendor base and brands. We supplement our technology team with a team of data scientists that support teams across the organization through reporting and analysis.

Our Customer Service, Fulfillment and Logistics

A key element of our business is our ability to provide an exceptional customer experience from the initial transaction and returns process, to the way in which we communicate with them and also in our ability to fulfill orders quickly and accurately.

Customers can engage with us in 10 languages, use one of 20 payment methods and pay in up to 80 currencies. While we do not extend credit to our customers, we do offer third-party payment alternatives that allow our customers to make installment payments. We typically offer a return policy of 30 days. We are also currently testing a loyalty program and a preferred customer program for high-value customers. The loyalty program affords these customers additional benefits such as early access to new styles and invitations to exclusive events. The preferred customer program sends clients products specifically curated for them by our stylists.

Our technology platform is supplemented by our customer service, fulfillment and logistics teams. Our customer service team, through interactions with our customers by phone, email or instant-message, primarily addresses questions relating to orders, deliveries and returns, and also answers questions regarding fit, color, size, and other style matters to ensure customer satisfaction. Our fulfillment and logistics team oversees order fulfillment, ensuring that orders are efficiently and accurately processed, packed, shipped and delivered to customers. We recently consolidated our fulfillment operations into a single facility and incorporated automation processes into our warehouse workflow. These enhancements have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas of California, we offer free next-day shipping. Our efficient operations allow us to ship approximately 98% of orders on the same day if placed before noon Pacific Time or the next business day if placed after. We are also able to ship to and service customers in over 200 countries and territories and are able to serve 85% of our international sales within two to three days.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Employees

As of December 31, 2019, we had 1,008 full-time employees, all of which are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. The following table sets forth the number of employees by team as of December 31, 2019:

Team	As of December 31, 2019
Fulfillment and logistics	436
Owned brand design	137
Customer service	91
Creative	80
Merchandising	74
Technology and data science	52
Marketing	38
Other	100
Total	1,008

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We also have experienced seasonally lower activity during the first quarter of each fiscal year. The COVID-19 coronavirus will have an impact to our supply chain and may delay or prevent the manufacturing or transport of product that is sourced from China, which may impact our results during our traditional sales season and beyond.

Competition

The online and offline retail markets generally, as well as the premium lifestyle and luxury product markets more specifically, are highly competitive and rapidly evolving. We face significant competition from e-Commerce websites including apparel and accessories oriented eCommerce websites as well as the eCommerce websites of traditional retailers and premium and luxury brands. We also face competition from in-person stores and boutiques including traditional retailers, as well as fashion boutiques.

We compete based on product selection and curation, brand quality and strength of brand relationships, relevance, convenience, ease of use and consumer experience, including shipping time and return policies. We believe we compete favorably across these factors taken as a whole.

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2019, we owned over 200 trademark registrations, over 125 trademark applications, and over 25 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FORWARD word and design marks and those marks associated with our owned brands. Our trademarks, including domain names, are material to our business and brand identity.

Information About Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in "Segment Information" in Note 11 of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this report.

Government Regulation

Our business is subject to a number of domestic and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include federal and state consumer protection laws and regulations, which address, among other things, the privacy and security of consumer information, sending of commercial email, and unfair and deceptive trade practices.

Our international business is subject to additional laws and regulations, including restrictions on imports from, exports to, and services provided to persons located in certain countries and territories, as well as foreign laws and regulations addressing topics such as advertising and marketing practices, customs duties and taxes, privacy, data protection, information security and consumer rights, any of which might apply by virtue of our operations in foreign countries and territories or our contacts with consumers in such foreign countries and territories.

In addition, our beauty products are subject to regulation by the Federal Trade Commission, Food and Drug Administration, and the Consumer Product Safety Commission, as well as various other federal, state, local and foreign regulatory authorities. These laws and regulations principally relate to the ingredients, proper labeling, advertising, marketing, manufacture, safety, shipment and disposal of our products.

For more information about laws and regulations applicable to our business, see “Risk Factors—Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.”

Corporate Information

We were originally formed as Advance Holdings, LLC in December 2012 as a Delaware limited liability company. In October 2018, we changed our name to “Revolve Group, LLC.” In connection with our initial public offering, or IPO, on June 6, 2019, Revolve Group, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Revolve Group, Inc. so that the top-tier entity in our corporate structure was a corporation rather than a limited liability company, which we refer to as the Corporate Conversion. In conjunction with the Corporate Conversion, all of the outstanding Class T and Class A units of Revolve Group, LLC were converted into an aggregate of 67,889,013 shares of our Class B common stock. The holders of Class T units received an aggregate of 2,400,960 shares, representing the total preference amount for the Class T units.  The remaining 65,488,053 shares of our Class B common stock were allocated on a pro rata basis to the Class T and Class A unitholders based on the number of units held by each holder. In connection with the Corporate Conversion, Revolve Group, Inc. holds all property and assets of Revolve Group, LLC and assumed all of the debts and obligations of Revolve Group, LLC.  The members of the board of managers and the officers of Revolve Group, LLC became the members of the board of directors and the officers of Revolve Group, Inc. Our principal executive office is located at 12889 Moore Street, Cerritos, California 90703. Our telephone number is (562) 677-9480.

Available Information

Our Internet website address is www.Revolve.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.  The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risks Related to Us and Our Business

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

We have grown rapidly and to effectively manage our growth, we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. Since our inception, we have rapidly increased our employee headcount across our organization to support the growth of our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new merchandise categories and internationally. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, vendor base, fulfillment center, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

Our success largely depends on our ability to consistently gauge tastes and trends and provide a diverse and balanced assortment of merchandise that satisfies customer demands in a timely manner. We typically enter into agreements to manufacture and purchase our merchandise in advance of the applicable selling season and our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, all of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results. Failure to respond to changing customer preferences and fashion trends could also negatively impact our brand image with our customers and result in diminished brand loyalty.

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Over the course of 2019, we offered over 750 emerging and established brands through REVOLVE, including 24 brands developed and owned by us, which we refer to as owned brands, and over 300 brands through FORWARD, but we have a limited operating history with many of these brands. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers. A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations or if they increase their rates, our business may suffer irreparable damage or our costs may increase. In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. If we are not able to develop and maintain positive relationships with our large network influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

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

We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•	identify new and emerging brands, maintain relationships with emerging and established brands, and develop and grow existing owned brands or develop new owned brands;
•	acquire new customers and retain existing customers;

•	offer an assortment of merchandise that is attractive to consumers;
•	develop new features to enhance the consumer experience on our sites;
•	increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data analytics and technology;
•	add new suppliers and deepen our relationships with our existing suppliers;
•	enhance and scale the systems our consumers use to interact with our sites and invest in our infrastructure platform;
•	target additional categories and price points beyond premium apparel for Millennials, such as luxury, beauty, men’s apparel and lower price points;
•	expand internationally; and
•	pursue strategic acquisitions.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest, YouTube and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites of our competitors. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing, and the cost of maintaining such relationships will likely increase. We cannot assure you that the net sales contribution from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. As social media and influencer based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

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

Our business requires us to manage a large volume of inventory effectively. We add over 1,000 new apparel, footwear, accessories and beauty styles to our sites in a typical week, and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units, or SKUs. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by disruptions in the supply chain from a number of factors, including, for example, the COVID-19 coronavirus outbreak in China. A substantial majority of our owned brand products and a substantial portion of the products we source from third parties are manufactured in China.  The COVID-19 coronavirus will impact our supply chain and may delay or prevent the manufacturing or transport of product that is sourced in China. Any of the above may materially and adversely affect our business, financial condition and operating results.

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

We may also experience a decrease in sales of certain existing products as a result of newly-launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and operating results. In recent periods, our inventory position has increased at a greater rate than that of net sales, particularly in our REVOLVE segment where we have made significant investments in our owned brand platform and the launch of the superdown.com site, our lower price point offering. We believe our efforts to manage inventory levels have impacted the percentage of sales at full price and gross margin in the current period and will likely continue to impact the percentage of sales at full price and gross margin in the near term. These efforts may also impact the pace of growth in net sales in the near term.

As part of our ongoing business strategy we expect we will need to continue to introduce new products in our traditional product categories of clothing, shoes and accessories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. For example, we launched a lower price point offering in March 2019, which may cannibalize sales from our other sites and adversely affect customer lifetime value and our operating results. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

In addition, merchandise and materials we receive from vendors and suppliers may not be of sufficient quality or free from damage, or such merchandise may be damaged during shipping, while stored in our fulfillment center or when returned by customers. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our merchandise does not meet their expectations, is not properly labeled or is damaged.

If we do not successfully optimize, operate and manage the expansion of capacity of our fulfillment center, our business, financial condition and operating results could be harmed.

If we do not optimize and operate our fulfillment center successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. If we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.

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

In September 2018, we entered into a five-year lease for approximately 281,000 square feet of fulfillment and office space. In the first quarter of 2019, we consolidated substantially all of our fulfillment activities into this centralized facility and have terminated the lease of our prior distribution facility. In May and in June 2019, we sublet two of our existing fulfillment centers through substantially all of their remaining lease terms. In October 2019, we sublet the majority of the unoccupied warehouse space portions of our fulfillment centers. Additionally, by the end of 2019 we had terminated the leases on two of the buildings in our prior distribution facility footprint.  We expect that our current capacity will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment center are fixed, and any expansion of such fulfillment center will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries including India to source and manufacture all of our products under our owned brands. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

Any current or future outbreak of a health epidemic or other adverse public health developments, such as the pneumonia caused by the COVID-19 coronavirus, could disrupt our supply chain and materially and adversely affect our business, operating results, growth prospects and financial condition.

A substantial majority of our owned brand products and a substantial portion of the products we source from third parties are manufactured in China.  Beginning in December 2019, several cases of a highly contagious form of pneumonia were diagnosed in Wuhan, China, caused by a novel strain of coronavirus named COVID-19.  Since then the outbreak has rapidly spread and Chinese health officials have reported tens of thousands of infections with COVID-19 in China.  COVID-19 infections are also being reported in the United States and a growing number of international locations. The COVID-19 outbreak will, and future public health crises may, impact our supply chain any may delay or prevent the manufacturing or transport of product that is sourced in China. In addition, these types of events could negatively impact consumer spending in impacted regions. As of the date of this report, the magnitude of the impact of the COVID-19 outbreak is unclear; however, it may materially and adversely impact net sales and other operating results, growth prospects and financial condition.

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

Our failure to adequately and effectively staff our fulfillment center, through third parties or with our own employees, could adversely affect our customer experience and operating results.

We currently receive and distribute merchandise at a fulfillment center in the United States, which is not operated by a third party. If we are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

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

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and fulfillment center as well as the majority of our employees are located, is very competitive.

Developments in labor and employment law and any unionizing efforts by employees could have a material adverse effect on our results of operations.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees and other individuals providing valuable services to us, such as our influencers and models.  For example, the previously proposed federal legislation referred to as the Employee Free Choice Act would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we enter into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency and ability to generate acceptable returns on the affected operations.

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $54,080 per year for executive, administrative and professional employees with employers that have 26 or more employees.  Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements may have a material adverse effect on our business, financial condition and results of operations.

Further, the laws and regulations that govern the status and classification of independent contractors and other similar non-employee services providers are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, which took effect in January 2020, codifies and extends an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill, and other similar initiatives throughout the United States, could lead to additional challenges to the classification of influencers and models, and a potential increase in claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of any influencers or models as independent contractors. Such regulatory scrutiny or actions over such classification practices also may create different or conflicting obligations from one jurisdiction to another. Although we are currently not involved in any material legal actions and, to our knowledge, there have been no materials claims of misclassification made against us, the likelihood of misclassification claims in states like California has increased in light of laws such as Assembly Bill 5, and the results of any such litigation or arbitration are inherently unpredictable and legal proceedings related to such claims, individually or in the aggregate, could have a material impact on the Company’s business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of misclassification and wage and hour claims can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors, which could have a material adverse effect on our business, financial condition and results of operations.

If sensitive information, including such information about our customers, is disclosed or accessed without authorization, or if we or our third-party providers are subject to real or perceived cyberattacks, our customers may curtail use of our platform, we may be exposed to liability and our reputation would suffer.

We collect, transmit and store personal and financial information provided by our customers, such as names, email addresses, the details of transactions and credit card and other financial information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties.  In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information.

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

We incur significant costs in an effort to detect and prevent security breaches and other security-related incidents and we expect our costs will increase as we make improvements to our systems and processes to prevent further breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause.  Each of these could require us to divert substantial resources.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union’s regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Act that substantially implements the GDPR also became law in May 2018, and was further amended pursuant to a statutory amendment in 2019 that further aligns it with the GDPR. The GDPR also increases the penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA was amended in 2018, and additional substantive amendments to the CCPA were signed into law on October 11, 2019.  The California Attorney General issued proposed regulations regarding certain aspects of the CCPA on October 10, 2019, and those regulations have yet to be finalized.  Aspects of the CCPA remain unclear and there is uncertainty regarding its interpretation and enforcement. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We currently use two redundant third-party data center hosting facilities in Los Angeles County, California. If the facilities where the computer and communications hardware are located fail, or if we suffer an interruption or degradation of services at our main facility, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquake and similar events. For example, in September 2018 a distributed denial of service, or DDoS, attack caused our sites to be down for several hours, and we could be the subject of similar attacks in the future. In the event of a failure of our main facility, the failover to our back-up facility could take substantial time, during which time our sites could be completely shut down. Our back-up facility is designed to support transaction volume at a level slightly above our average daily sales, but is not adequate to support spikes in demand. The back-up facility may not process effectively during time of higher traffic to our sites and may process transactions more slowly and may not support all of our sites’ functionality.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for REVOLVE and FORWARD in 2013, and all of our North American sites and a majority of our international sites are mobile-optimized. In 2019, a majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that use the name REVOLVE, FORWARD, superdown or the names of our other brands in all of the countries and territories in which we currently or intend to conduct business.

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

We are subject to the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide, beginning with our second Annual Report on Form 10-K, an annual management report on the effectiveness of internal controls over financial reporting.  However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which could be as early as the beginning of the third quarter of 2020.

Our testing of key controls over financial reporting, or the subsequent testing by our independent registered public accounting firm once required under the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

We continue to invest in more robust technology and in more resources in order to manage applicable reporting requirements. Implementing the appropriate changes to our internal controls and remediating a material weakness may distract our officers and employees, result in substantial costs to implement new processes or modify our existing processes and require significant time to complete. Any difficulties or delays in implementing the system could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported consolidated financial information, and our stock price could decline.

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
•

navigating shipping and returns in a more fragmented geography, particularly following the United Kingdom’s departure from the European Union and if the European Union were to lose other members or change its policies regarding the flow of goods across country borders;

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

We derive a significant portion of our merchandise for our owned brands from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad.  Likewise, the SEC, the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti‑corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

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

government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, handbags, accessories and cosmetics. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment and our owned brands, of which a large portion are manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our tax obligations and effective tax rate, which could adversely affect our operating results.

We are subject to taxes in the United States and the United Kingdom. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Tax Cuts and Jobs Act, or the 2017 Tax Act. Foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation. There are numerous factors that could affect our tax rate. These may include, among other factors, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

The enactment of tax reform legislation, including legislation implementing changes in taxation of international business activities, could materially impact our financial position and results of operations.

Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the 2017 Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The 2017 Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction (subject to certain exceptions). We have completed our evaluation of the overall impact of the 2017 Tax Act on our effective tax rate and balance sheet and reflected the amounts in our financial statements. The 2017 Tax Act may have significant impacts in future periods.

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

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

Risks Related to Our Class A Common Stock

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

•	additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our vendors and competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;
•	imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that such sales might occur, could cause our stock price to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act.  The holders of all of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, the shares subject to outstanding options and restricted stock units, or RSUs, and the shares reserved for future issuance under our equity incentive plans will become available for sale immediately upon the exercise of such options. We register the offer and sale of all shares of common stock that we may issue under our equity incentive plans and, as a result, the sale of shares to be issued under our equity incentive plans can be freely sold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The dual class structure of our common stock will have the effect of concentrating voting control with our executive officers, directors and their affiliates, and it may depress the trading price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our stockholders who held shares prior to our initial public offering, all of which hold shares of Class B common stock, collectively own shares representing approximately 98% of the voting power of our outstanding capital stock as of December 31, 2019. MMMK Development, Inc., an entity controlled by our co-chief executive officers, controls 68% of the voting power of our outstanding capital stock as of December 31, 2019 and therefore is able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

As of December 31, 2019, there were 4,916,074 shares of Class B common stock subject to outstanding options. All of the shares of Class A common stock issuable upon the conversion of shares of Class B common stock subject to outstanding options have been registered for public resale under the Securities Act. Accordingly, these shares are able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, and subject to compliance with applicable securities laws.

In addition, the holders of all of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently occupy approximately 382,200 square feet of office and warehouse space in the state of California, United States, with leases that expire between 2020 and 2023. In September 2018, we entered into a five-year lease for approximately 281,000 square feet of fulfillment and office space located in Cerritos, California. In the first quarter of 2019, we consolidated substantially all of our fulfillment activities into this centralized facility and have terminated the lease of our existing distribution facility. In May 2019 and June 2019, we sublet two of our existing fulfillment centers through their remaining lease terms. In October 2019, we sublet the warehouse portion of one of our fulfillment centers through its remaining lease term.

The following table sets forth information with respect to our facilities:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate Headquarters/Fulfillment Center	281,100	2023
Cerritos, California(1)	Fulfillment Center	73,500	2020
Cerritos, California(1)	Fulfillment Center	38,700	2020
Cerritos, California	Office Space	23,700	2020
Cerritos, California(1)	Fulfillment Center	28,200	2021
Los Angeles, California	Office Space	40,800	2022
Los Angeles, California	Social Club	3,300	2020

(1)	Properties are sublet through the remainder of their respective lease terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of legal proceedings and claims cannot be predicted with certainty, we believe we are not currently party to any legal proceedings which, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. We also pursue litigation to protect our legal rights and additional litigation may be necessary in the future to enforce our intellectual property and our contractual rights, to protect our confidential information or to determine the validity and scope of the proprietary rights of others.

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case, which will need to be submitted for court approval prior to becoming final.  As a result, we have accrued approximately $1.0 million to general and administrative expenses in the accompanying consolidated statement of income as of December 31, 2019.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock

Our Class A common stock is listed on the New York Stock Exchange, or NYSE, and began trading under the symbol “RVLV” on June 7, 2019.

Holders of Record

As of February 19, 2020, we had 124 holders of record of our Class A common stock and 17 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

Information with Respect to Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our future ability to pay cash dividends on our capital stock is limited by the terms of our existing credit facility and may be limited by any future debt instruments or preferred securities.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On June 7, 2019, we completed our IPO and sold 3,382,352 shares of our Class A common stock, including shares sold in connection with the exercise in full of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. The total gross proceeds to us from the offering were $60.9 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds received by us totaled approximately $53.3 million. We used $40.8 million of the net proceeds from the offering to repurchase an aggregate of 2,400,960 shares of Class B common stock held by TSG6 L.P. and certain of its affiliates, or TSG, and Capretto, LLC. No payments were made by us to directors, officers or persons owning 10% or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 7, 2019 pursuant to Rule 424(b) under the Securities Act of 1933. The managing underwriters of our initial public offering were Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC and BofA Securities, Inc.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period of June 7, 2019 through December 31, 2019, beginning with an investment at the $34.00 closing market price on June 7, 2019, the end of the first day our Class A common stock traded on the NYSE following our initial public offering at $18.00 per share, and thereafter based on the closing price of our Class A common stock on the NYSE, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on June 7, 2019 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

(in dollars)	June 7, 2019	December 31, 2019
Revolve Group, Inc.	$100.00	$54.00
S&P 500	$100.00	$113.67
S&P Retail Select Industry	$100.00	$113.11

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2019, 2018, 2017 and 2016 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2019(1)	2018	2017	2016
	(in thousands, except per share data, average order value and percentages)
Income Statement Data:
Net sales	$600,993	$498,739	$399,597	$312,082
Cost of sales	279,040	233,433	205,907	166,707
Gross profit	321,953	265,306	193,690	145,375
Operating expenses:
Fulfillment	19,413	13,292	9,458	8,618
Selling and distribution	87,706	70,621	50,766	42,114
Marketing	89,141	74,394	55,476	39,000
General and administrative	77,595	65,201	57,468	50,102
Total operating expenses	273,855	223,508	173,168	139,834
Income from operations	48,098	41,798	20,522	5,541
Other expense, net	931	631	1,431	895
Income before income taxes	47,167	41,167	19,091	4,646
Provision for income tax	11,500	10,529	14,091	2,448
Net income	35,667	30,638	5,000	2,198
Less: Net loss attributable to non-controlling interest	—	47	347	205
Net income attributable to Revolve Group, Inc.	35,667	30,685	5,347	2,403
Less: Repurchase of Class B common stock upon corporate conversion	(40,816)	—	—	—
Net (loss) income attributable to common stock holders:	$(5,149)	$30,685	$5,347	$2,403
(Net loss) earnings per share of Class A and Class B common stock:
Basic	(0.09)	0.47	0.08	0.04
Diluted	(0.09)	0.44	0.08	0.04
Weighted average Class A and Class B common shares outstanding:
Basic	57,294	41,936	41,936	41,936
Diluted	57,294	44,584	44,044	43,786
Other Financial and Operating Data:
Gross margin(2)	53.6%	53.2%	48.5%	46.6%
Adjusted EBITDA(3)	$55,605	$46,495	$28,428	$9,520
Free cash flow(4)	$33,602	$23,610	$14,217	$(4,516)
Active customers(5)	1,488	1,175	842	712
Total orders placed(6)	4,715	3,710	2,552	1,999
Average order value(7)	$275	$279	$304	$293
Consolidated Balance Sheet Data:
Cash	$65,418	$16,369	$10,588	$11,357
Working capital(8)	97,816	56,897	29,530	19,418
Total assets	232,290	162,074	123,976	116,085
Total liabilities	101,526	82,256	75,988	74,008
Total equity	$130,764	$79,818	$47,988	$42,077

(1)

Reflects the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The prior periods have not been restated and continue to be reported under accounting standards in effect for those periods. For more information on the transitional impact of adopting ASC 606, please see the section entitled “Recent Accounting Pronouncements” in Note 2, Significant Accounting Policies of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Gross margin is gross profit as a percentage of our net sales. Gross profit is equal to our net sales less cost of sales.
(3)

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable generally accepted accounting principles, or GAAP, financial measure.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•	Adjusted EBITDA does not reflect certain non-routine items that may represent a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

Our financial results included certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in 2019 primarily related to legal settlements. Non-routine items in 2018 primarily related to our initial public offering as well expenses related to our entity restructuring. Non-routine items in 2017 included expenses related to our entity restructuring as well as one-time bonuses to certain employees. Non-routine items in 2016 included legal fees and a one-time employee severance. Although we believe these expenses to be non-routine in nature, we cannot guarantee that these expenses will not be incurred again in the future.

A reconciliation of non-GAAP adjusted EBITDA to net income is as follows:

	Years Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Net income	$35,667	$30,638	$5,000	$2,198
Excluding:
Other expense, net	931	631	1,431	895
Provision for income tax	11,500	10,529	14,091	2,448
Depreciation and amortization	3,952	2,867	2,849	2,367
Equity-based compensation	2,067	1,400	911	20
Non-routine items	1,488	430	4,146	1,592
Adjusted EBITDA	$55,605	$46,495	$28,428	$9,520

(4)

To provide investors with additional information regarding our financial results, we have also disclosed in the table above and elsewhere in this Annual Report on Form 10-K free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less cash used in purchases of property and equipment. We have provided below a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors, which we believe is an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, purchases of property and equipment and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities,  for each of the periods indicated:

	Years Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$46,057	$26,655	$16,479	$(1,490)
Purchases of property and equipment	(12,455)	(3,045)	(2,262)	(3,026)
Free cash flow	$33,602	$23,610	$14,217	$(4,516)
Net cash used in investing activities(9)	$(12,455)	$(3,045)	$(2,262)	$(3,026)
Net cash provided by (used in) financing activities	15,179	(17,621)	(15,086)	5,142

(5)

We define an active customer as an individual customer who has purchased from us at least once in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of unique customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period.

(6)	We define total orders placed as the total number of customer orders placed by our customers in any period.
(7)	We define average order value as the sum of the total gross sales from orders on our sites in a given period divided by the total orders placed in that period.
(8)	Working capital for all periods presented above is defined as current assets less current liabilities.
(9)	Net cash used in investing activities includes payments for purchases of property and equipment, which is also included in our calculation of free cash flow.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Forward-Looking Statements” in this Annual Report.

A discussion regarding our financial condition and results of operations for fiscal year ended December 31, 2018, compared to the fiscal year ended December 31, 2017, can be found in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on June 7, 2019.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering of apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and hundreds of emerging, established and owned brands. Through 17 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

We were founded in 2003 by our co-CEOs, Michael Mente and Mike Karanikolas. We sell merchandise through two differentiated segments, REVOLVE and FORWARD, that leverage one platform. Through REVOLVE we offer a highly-curated assortment of full-price premium apparel and footwear, accessories and beauty products from emerging, established and owned brands.  Through FORWARD we offer an assortment of iconic and emerging luxury brands. We believe that FORWARD provides our customer with a destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

We believe our product mix reflects the desires of the next-generation consumer and we optimize this mix through the identification and incubation of emerging brands and continued development of our owned brand portfolio.  In 2019, emerging third-party brands, established third-party brands, owned brands and other net sales contributed approximately 40%, 23%, 36% and 1% of net sales through the REVOLVE segment, respectively. The focus on emerging and owned brands minimizes our assortment overlap with other retailers, supporting marketing efficiency, conversion and sales at full price.

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and 17 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our online sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial consumers, and these efforts have led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. While social media and influencer marketing are key components of our strategy, approximately 75% of our marketing expenses is devoted to performance marketing efforts. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through retargeting, paid search/product listing ads, affiliate marketing, paid social, personalized email marketing and mobile “push” communications through our app.

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers, which allows us to ship approximately 98% of orders on the same day if placed before noon Pacific Time or the next business day if placed after. In 2019, we expanded our capacity by occupying a new centralized warehouse facility, which we believe will support growth beyond 2023.

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, for customers in the United Kingdom and the European Union in May 2018, in Australia in late 2018, and in New Zealand and Singapore in January 2020. For 2019 and 2018, we generated $98.1 million and $89.4 million, respectively, in net sales shipped to customers internationally, or 16.3% and 17.9% of total net sales, respectively. In addition to expanding our global footprint of influencers, we are gradually increasing our level of investment in international expansion, by focusing on Europe, Australia and Canada as well as Asia Pacific over the long term. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except average order value and percentages)
Gross margin	53.6%	53.2%	48.5%
Adjusted EBITDA	$55,605	$46,495	$28,428
Free cash flow	$33,602	$23,610	$14,217
Active customers	1,488	1,175	842
Total orders placed	4,715	3,710	2,552
Average order value	$275	$279	$304

Adjusted EBITDA and free cash flow are non-GAAP measures. See the section captioned “Item 6 — Selected Financial Data” for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash provided by operating activities, respectively.

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

Gross margin is impacted by the mix of brands that we sell on our sites. Gross margin on sales of owned brands is higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FORWARD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, in the near term, we expect that the contribution of owned brands will moderate or potentially decrease, which would adversely impact our overall gross margin. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense and certain non-routine items. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. See the section captioned “Item 6 — Selected Financial Data” for information regarding our use of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measurement, for the periods presented.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used in capital expenditures. We view free cash flow as an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. See the section captioned “Item 6 — Selected Financial Data” for information regarding our use of free cash flow and a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measurement, for the periods presented.

Adjusted Diluted Earnings per Share

Adjusted diluted earnings per share is a non-GAAP financial measure that we calculate as diluted earnings (net loss) per share adjusted to exclude the per share impact of the issuance and repurchase of Class B common stock as part of our initial public offering, or IPO. We believe adjusted earnings per share, excluding the impact of the repurchase of our Class B common stock, is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. See Note 9, (Net loss) Earnings per Share, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our calculation of (net loss) earnings per share.

A reconciliation of non-GAAP adjusted diluted earnings per share to diluted (net loss) earnings per share for the years ended December 31, 2019, 2018 and 2017 is as follows (in dollars):

	Years Ended December 31,
	2019		2018	2017
	Class A	Class B	Class B	Class B
(Net loss) earnings per share — diluted	$(0.09)	$(0.09)	$0.44	$0.08
Repurchase of Class B common stock, net	0.59	0.59	—	—
Adjusted earnings per share — diluted	$0.50	$0.50	$0.44	$0.08

Active Customers

We define an active customer as a unique customer account from which a purchase was made across our platform at least once in the preceding 12-month period. We calculate the number of active customers on a trailing 12-month basis given the volatility that can be observed when calculating it on the basis of shorter periods that may not be reflective of longer-term trends; however, such a methodology may not be indicative of other short-term trends, such as changes in new customers. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. We view the number of active customers as a key indicator of our growth, the reach of our sites, the value proposition and consumer awareness of our brand, the continued use of our sites by our customers and their desire to purchase our products. We believe the number of active customers is a measure that is useful to investors and management in understanding our growth, brand awareness and market opportunity. Our number of active customers drives both net sales and our appeal to vendors.

Total Orders Placed

We define total orders placed as the total number of customer orders placed by our customers across our platform in any period. We view total orders placed as a key indicator of the velocity of our business and an indication of the desirability of our products and sites to our customers. Total orders placed, together with average order value, is an indicator of the net sales we expect to recognize in a given period. We believe that total orders placed is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. In 2019, average order value for merchandise sold through the REVOLVE and FORWARD segments was approximately $256 and $636, respectively, reflecting the brands sold and typical profile of the shoppers on such sites. Total orders placed and total orders shipped in any given period may differ slightly due to orders that are in process at the end of any particular period.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price and for sales at less than full price, the level of markdowns. Average order value may also fluctuate as we expand into and increase our presence in additional product categories and price points, including the expansion of lower price points including the launch of the superdown.com site in 2019.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, fuel and energy costs, geo-political activity and region-specific or worldwide health crises. In addition, during periods of low unemployment, we generally experience higher labor costs.

Customer Acquisition and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers has in the past, and is expected in the future, to vary from period to period and the percentage of new customer growth rate may slow as our customer base grows.  Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth. As social media and influencer based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

We intend to continue investing in our brand marketing efforts, with a specific focus on increasing REVOLVE brand awareness. Since 2013 we have made significant investments to strengthen the REVOLVE brand through a series of high-profile events and expansion of our social media presence. If we fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability would be adversely affected.

Customer Retention

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 33%, 33%, 38%, 41%, 41% and 45% for 2014, 2015, 2016, 2017, 2018 and 2019, respectively.

Existing customers place more orders annually than new customers, resulting in existing customers representing approximately 71% of orders and approximately 74% of net sales in 2019, up from 57% of orders and 58% of net sales in 2014, again having increased in each year. We believe these increasing metrics are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our cohorts. This cohort behavior demonstrates our ability to not only retain customers, but also increase the customers’ spend on our platform as our loyal customers place orders more frequently and at increasing average order values.

We have substantially increased the net sales contribution and retention from existing customer cohorts as our active customer base has grown. Cohort net sales retention is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. In 2019, we retained 89% of the prior cohorts’ net sales in 2018, which represents an improvement from 84% net sales retention in 2014.  We believe that the trends reflected by these cohorts are illustrative of the value of our customer base; however, changes in customer retention and purchasing patterns could adversely impact our operating results.

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

Our merchandise mix across our two reporting segments and across our owned brand and third-party products within the REVOLVE segment carry a range of margin profiles and may cause fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Historically, we have sought to increase the percentage of net sales from owned brands, which has led to an increase in gross margin over time. The mix between owned and third-party net sales and the pace of growth for owned-brand net sales will vary. In the near term, we expect that the contribution of owned brands will moderate or potentially decrease, which would adversely impact our overall gross margin. In addition, shifts in merchandise mix driven by customer demand may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In recent periods, our inventory position has increased at a greater rate than that of net sales, particularly in our REVOLVE segment where we have made significant investments in our owned brand platform and the launch of the superdown.com site, our lower price point offering. We believe our efforts to manage inventory levels have impacted the percentage of sales at full price, gross margins on marked-down merchandise, and gross margin in the current period and will likely continue to impact the percentage of sales at full price, gross margin on marked-down merchandise, and gross margin in the near term. These efforts have and may continue to impact the pace of growth in net sales in the near term.

Investment in our Operations and Infrastructure

To grow our client base and enhance our offering, we will incur additional expenses. We intend to leverage our platform and understanding of fashion trends to inform investments in operations and infrastructure. We anticipate that our expenses will increase as we continue to hire additional personnel and further improve our platform. Moreover, we have made and will continue to make capital investments in our inventory, fulfillment center, and logistics infrastructure as we launch new brands, expand internationally and drive operating efficiencies. We expect to continue to invest in these areas in the future and cannot be certain that these efforts will grow our customer base or be cost-effective. However, we believe these strategies will yield positive returns in the long term.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FORWARD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 87.7% and 86.9% of our net sales for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, REVOLVE generated $527.3 million and $433.5 million in net sales, respectively, representing an increase of 21.6%.  The net sales increase in the year ended December 31, 2019, as compared to 2018, was primarily due to an increase in the number of orders placed by customers, partially offset by a decrease in average order value. Contributing to the increase in orders and net sales was the investment in inventory to support the expansion of our owned brand platform and the launch of the superdown.com site, our lower price point offering. We believe our efforts to manage inventory levels have impacted, and may continue to impact, the pace of growth in net sales and our gross margin in the near term. If we are unable to re-accelerate net sales growth and improve gross margins as a result of the inventory correction, our financial results would be adversely impacted.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 12.3% and 13.1% or our net sales for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, FORWARD generated $73.7 million and $65.2 million in net sales, respectively, representing an increase of 13.1%. The net sales increase in the year ended December 31, 2019, as compared to 2018, was primarily due to an increase in the number of orders placed by customers, partially offset by a decrease in average order value. After completing the normalization of our FORWARD segment inventory levels in the second quarter of 2019 and as we continued to enhance our product offering, we experienced year-over-year growth in 2019. However, if we are unable to continue to generate revenue and gross profit growth in the FORWARD segment, our financial results would be adversely impacted.

Net sales to customers outside of the United States contributed to 16.3% and 17.9% of our net sales for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, net sales to customers outside of the United States were $98.1 million and $89.4 million, respectively, representing an increase of 9.7%. Net sales to customers outside of the United States is impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in currencies have had, and may continue to have, an adverse impact on our financial results.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We also have experienced seasonally lower activity during the first quarter of each fiscal year. In 2020, we expect the outbreak of COVID-19 coronavirus will have an impact to our supply chain and may delay the receipt of product that is sourced from China in the first and second quarters, which may change the seasonality trends that we have experienced historically. With the exception of this specific event or events like it, we expect this seasonality to continue in future years.  Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, the impact of these seasonality trends on our results of operations may become more pronounced.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. We expect fulfillment expenses to increase in absolute dollars as we continue to scale our business. As a percentage of net sales, we experienced a short-term increase as a result of the expansion of our warehouse facilities, which led to short-term inefficiencies. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales.

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

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, affiliate marketing, paid social, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include our spend on brand marketing channels, including cash compensation to influencers, events and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. We make opportunistic investments in marketing and expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales.

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

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net sales	$600,993	$498,739	$399,597
Cost of sales	279,040	233,433	205,907
Gross profit	321,953	265,306	193,690
Operating expenses:
Fulfillment expenses	19,413	13,292	9,458
Selling and distribution expenses	87,706	70,621	50,766
Marketing expenses	89,141	74,394	55,476
General and administrative expenses	77,595	65,201	57,468
Total operating expenses	273,855	223,508	173,168
Income from operations	48,098	41,798	20,522
Other expense, net	931	631	1,431
Income before income taxes	47,167	41,167	19,091
Provision for income tax	11,500	10,529	14,091
Net income	$35,667	$30,638	$5,000

	Years Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.4	46.8	51.5
Gross profit	53.6	53.2	48.5
Operating expenses:
Fulfillment expenses	3.2	2.7	2.4
Selling and distribution expenses	14.6	14.2	12.7
Marketing expenses	14.8	14.9	13.9
General and administrative expenses	12.9	13.1	14.4
Total operating expenses	45.6	44.8	43.4
Income from operations	8.0	8.4	5.1
Other expense, net	0.2	0.1	0.4
Income before income taxes	7.8	8.3	4.8
Provision for income tax	1.9	2.1	3.5
Net income	5.9%	6.1%	1.3%

Comparison of Years Ended 2019 and 2018

Net Sales

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Net sales	$600,993	$498,739	$102,254	20.5%

The overall increase in net sales was primarily due to sales to a larger number of customers, as the number of active customers increased 26.6% in 2019 compared to the number of active customers in 2018. Additionally, the number of orders placed by customers increased 27.1% in 2019 as compared to 2018. These increases were partially offset by a decrease in average order value to $275 in the 2019 from $279 in 2018, primarily due to lower average order values within each segment as well as the REVOLVE segment comprising a larger percentage of consolidated net sales.

Net sales in the REVOLVE segment increased 21.6% to $527.3 million in 2019 compared to net sales of $433.5 million in 2018. Net sales generated from our FORWARD segment increased 13.1% to $73.7 million in 2019 compared to net sales of $65.2 million in 2018.

Cost of Sales

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of sales	$279,040	$233,433	$45,607	19.5%
Percentage of net sales	46.4%	46.8%

The increase in cost of sales was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a favorable mix of merchandise sales combined with a higher mix of sales generated from the REVOLVE segment which generally carry a higher margin than that of the FORWARD segment. Further, within the FORWARD segment, we experienced higher gross margin year over year.

Fulfillment Expenses

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Fulfillment expenses	$19,413	$13,292	$6,121	46.1%
Percentage of net sales	3.2%	2.7%

The increase in fulfillment expenses was the result of an increase in the number of units processed as well as the expansion of our fulfillment center infrastructure which led to overcapacity and duplicative capacity that we believe will be reduced over time. We also incurred incremental costs related to the implementation of additional automation during the third quarter.

Selling and Distribution Expenses

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Selling and distribution expenses	$87,706	$70,621	$17,085	24.2%
Percentage of net sales	14.6%	14.2%

The increase in selling and distribution expenses was the result of an increase in the number of orders shipped and increases in merchant processing fees and customer service costs. Shipping and handling costs increased $9.9 million, merchant processing fees increased $4.3 million, and customer service costs increased $1.8 million in 2019 as compared to 2018. The increase in selling and distribution expenses as a percentage of net sales was due to higher merchant processing fees and employee-related customer service costs.

Marketing Expenses

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Marketing expenses	$89,141	$74,394	$14,747	19.8%
Percentage of net sales	14.8%	14.9%

The increase in marketing expenses primarily due to increased marketing investment to acquire customers and retain existing customers to drive higher net sales. Performance marketing expenses increased $10.5 million in 2019 as compared to 2018.  We also experienced an increase of $4.2 million in 2019 as compared to 2018, in marketing expenses related to REVOLVE branded marketing events.

General and Administrative Expenses

	Years Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative expenses	$77,595	$65,201	$12,394	19.0%
Percentage of net sales	12.9%	13.1%

The increase in general and administrative expenses was due to a $4.9 million increase in salaries and related benefits and equity-based compensation expenses related to increases in our headcount across functions, a $3.8 million increase in professional services and occupancy costs to support business growth and operate as a public company, and a $2.5 million increase in other operating expenses, studio, and design costs, as a result of our business growth. The decrease in general and administrative expenses as a percentage of net sales resulted primarily from efficiencies gained from scale, partially offset by an increase in costs to operate as a public company.

Income Taxes

	Years Ended December 31,
	2019	2018
	(in thousands)
Income before income taxes	$47,167	$41,167
Provision for income tax	11,500	10,529
Effective tax rate	24.4%	25.6%

The decrease in the effective tax rate was primarily due to the exercise of non-qualified stock options and the use of federal net operating losses during 2019.

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for each of the quarters indicated. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results of operations will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per share data)
Net sales	$147,556	$154,197	$161,897	$137,343	$127,723	$125,909	$131,802	$113,305
Cost of sales	69,453	71,519	71,479	66,589	58,567	59,524	58,470	56,872
Gross profit	78,103	82,678	90,418	70,754	69,156	66,385	73,332	56,433
Operating expenses:
Fulfillment expenses	4,499	5,118	5,301	4,495	3,920	3,327	3,263	2,782
Selling and distribution expenses	20,895	22,581	23,639	20,591	17,794	18,305	18,669	15,853
Marketing expenses	21,602	23,127	24,914	19,498	18,924	18,956	21,161	15,353
General and administrative expenses	20,471	19,019	18,836	19,269	17,836	16,280	16,145	14,940
Total operating expenses	67,467	69,845	72,690	63,853	58,474	56,868	59,238	48,928
Income from operations	10,636	12,833	17,728	6,901	10,682	9,517	14,094	7,505
Other expense (income), net	278	(7)	444	216	156	155	123	197
Income before income taxes	10,358	12,840	17,284	6,685	10,526	9,362	13,971	7,308
Provision for income tax	1,953	3,281	4,543	1,723	2,827	2,222	3,504	1,976
Net income	8,405	9,559	12,741	4,962	7,699	7,140	10,467	5,332
Less: Repurchase of Class B common stock upon corporate conversion	—	—	(40,816)	—	—	—	—	—
Net income (loss) attributable to common stockholders	$8,405	$9,559	$(28,075)	$4,962	$7,699	$7,140	$10,467	$5,332
Earnings (net loss) per share of Class A and Class B common stock:
Basic	0.12	0.14	(0.57)	0.08	0.12	0.11	0.16	0.08
Diluted	0.12	0.13	(0.57)	0.07	0.11	0.10	0.15	0.08
Weighted average Class A and Class B common shares outstanding:
Basic	68,921	68,871	49,025	41,936	41,936	41,936	41,936	41,936
Diluted	71,947	72,658	49,025	44,821	44,810	44,798	44,394	44,183

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1	46.4	44.2	48.5	45.9	47.3	44.4	50.2
Gross profit	52.9	53.6	55.8	51.5	54.1	52.7	55.6	49.8
Operating expenses:
Fulfillment expenses	3.0	3.3	3.3	3.3	3.1	2.6	2.5	2.5
Selling and distribution expenses	14.2	14.6	14.6	15.0	13.9	14.5	14.2	14.0
Marketing expenses	14.6	15.0	15.4	14.2	14.8	15.1	16.1	13.6
General and administrative expenses	13.9	12.3	11.6	14.0	14.0	12.9	12.2	13.2
Total operating expenses	45.7	45.3	44.9	46.5	45.8	45.2	44.9	43.2
Income from operations	7.2	8.3	11.0	5.0	8.4	7.6	10.7	6.6
Other expense (income), net	0.2	(0.0)	0.3	0.2	0.1	0.1	0.1	0.2
Income before income taxes	7.0	8.3	10.7	4.9	8.2	7.4	10.6	6.4
Provision for income tax	1.3	2.1	2.8	1.3	2.2	1.8	2.7	1.7
Net income	5.7%	6.2%	7.9%	3.6%	6.0%	5.7%	7.9%	4.7%

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except average order value and percentages)
Other Financial and Operations Data
Gross margin	52.9%	53.6%	55.8%	51.5%	54.1%	52.7%	55.6%	49.8%
Adjusted EBITDA(1)	$13,650	$14,438	$18,968	$8,549	$11,876	$10,312	$15,610	$8,697
Free cash flow	$13,226	$7,448	$1,991	$10,937	$(2,762)	$1,822	$12,834	$11,716
Active customers	1,488	1,438	1,359	1,262	1,175	1,080	998	904
Total orders placed	1,092	1,194	1,294	1,135	954	950	989	817
Average order value	$282	$275	$275	$259	$274	$280	$281	$282
(1)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other expense (income), net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. Please see Item 6 of this report captioned “Selected Financial Data” for more information. Non-routine items include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in the first quarter of 2018 included expenses related to our entity restructuring. Non-routine items in the second and third quarters of 2018 related to our initial public offering. Non-routine items in the first and fourth quarters of 2019 related primarily to legal settlements.

The following table reflects the reconciliation of net income to Adjusted EBITDA:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Net income	$8,405	$9,559	$12,741	$4,962	$7,699	$7,140	$10,467	$5,332
Excluding:
Other expense (income), net	278	(7)	444	216	156	155	123	197
Provision for income tax	1,953	3,281	4,543	1,723	2,827	2,222	3,504	1,976
Depreciation and amortization	1,236	1,132	889	695	658	750	730	729
Equity-based compensation	522	513	521	511	536	352	403	109
Non-routine items	1,256	(40)	(170)	442	—	(307)	383	354
Adjusted EBITDA	$13,650	$14,438	$18,968	$8,549	$11,876	$10,312	$15,610	$8,697

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities:

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Net cash provided by (used in) operating activities	$14,224	$9,150	$6,759	$15,924	$(1,382)	$2,410	$13,471	$12,156
Purchases of property and equipment	(998)	(1,702)	(4,768)	(4,987)	(1,380)	(588)	(637)	(440)
Free cash flow(1)	$13,226	$7,448	$1,991	$10,937	$(2,762)	$1,822	$12,834	$11,716

Net cash used in investing activities(2)	$(998)	$(1,702)	$(4,768)	$(4,987)	$(1,380)	$(588)	$(637)	$(440)
Net cash provided by (used in) financing activities	612	(968)	15,783	(248)	(741)	(1,780)	—	(15,100)

(1)

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used for purchases of property and equipment. Please see Item 6 of this report captioned “Selected Financial Data” for more information.

(2)	Net cash used in investing activities includes payments for purchases of property and equipment, which is also included in our calculation of free cash flow.

Seasonality and Quarterly Trends

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year.  We have also experienced seasonally lower activity during the first quarter of each fiscal year. In 2020, we expect the outbreak of COVID-19 coronavirus will have an impact to our supply chain and may delay the receipt of product that is sourced from China in the first and second quarters, which may change the seasonality trends that we have experienced historically.  With the exception of this specific event or events like it, we expect this seasonality to continue in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations will become more pronounced.

We focus our internal measurements of performance on quarterly year-over-year comparisons but discuss quarterly sequential information below to help investors understand fluctuations in our business.

Our quarterly net sales are reflective of the seasonality as discussed above with the second quarter of 2018 reflecting the impact of #REVOLVEfestival and seasonal increases leading up to the early summer months. Net sales decreased in the third quarter of 2018 and increased in the fourth quarter of 2018 due to seasonality. Net sales increased in the first quarter of 2019 due to continued growth in the business and further increased in the second quarter of 2019 due to growth in the business and seasonality. Net sales decreased in the third quarter of 2019 due to seasonality. We believe net sales in the fourth quarter of 2019 were impacted by a reduction in new inventory receipts within the REVOLVE segment. As noted above, the seasonality of our business has resulted in variability in our total net sales quarter-to-quarter. As a result, we believe that comparisons of net sales and results of operations for a given quarter to net sales and results of operations for the corresponding quarter in the prior fiscal year are generally more meaningful than comparisons of net sales and results of operations for sequential quarters.

Our quarterly gross profit has fluctuated quarter to quarter primarily due to the quarterly fluctuations in net sales. In addition, gross margin has been lower in the first quarter of each year and higher in the second quarter of each year, reflecting the seasonal demand of our merchandise as discussed above. We believe the fourth quarter of 2019 was sequentially lower due to increased levels of discounting that we believe was due to a reduction in the new inventory receipts in the REVOLVE segment as discussed above.

Fulfillment expenses and selling and distribution expenses have also fluctuated quarter-to-quarter, primarily due to the quarterly fluctuation in net sales. The fluctuation in fulfillment costs is driven by the costs incurred to fulfill orders placed by our customers, while the fluctuation in selling and distribution costs is primarily due to the costs incurred to package and ship products ordered by our customers, ship returns from our customers, provide customer service and costs incurred related to merchant processing. Fulfilment expenses increased in the first, second and third quarters of 2019, partially as the result of investments in our fulfillment capabilities through the expansion of our fulfillment center infrastructure and the implementation of further automation within our facility.

Marketing expenses vary quarter-to-quarter, primarily due to the timing of our brand marketing events. The second quarters of 2018 and 2019 include marketing expense related to #REVOLVEfestival. The third quarters of 2018 and 2019 included marketing expense related to #REVOLVEsummer. The fourth quarters of 2018 and 2019 included marketing expense related to the #REVOLVEawards. Marketing expense will continue to fluctuate quarter-to-quarter, depending on the timing of events.

General and administrative expenses have generally increased sequentially quarter-to-quarter as we have continued to increase our headcount to support business growth. The first and fourth quarters of 2019 included incremental professional services costs associated with operating as a public company and certain non-routine items primarily related to legal settlements.

We had net income for all periods presented.

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can significantly impact, both positively and negatively, the level of demand by customers for our products. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$65,418	$16,369
Accounts receivable, net	4,751	5,337
Working capital	97,816	56,897

As of December 31, 2019, the majority of our cash and cash equivalents was held for working capital purposes. We increased our capital expenditures in the fourth quarter of 2018 as well as in the first and second quarters of 2019, and to a lesser extent in the third quarter of 2019, to support the growth in our business and operations, specifically the consolidation of and increased automation within our fulfillment facility.

We believe that our existing cash and cash equivalents as well as the available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Item 1A — Risk Factors of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO. As of December 31, 2019, we have raised a total of $68.3 million from the sale of equity units, net of costs and expenses associated with such financings, including net proceeds from our IPO.

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

Line of Credit

In March 2016, we entered into a line of credit with Bank of America, N.A. with an expiration date of March 23, 2021, that provides us with up to $75.0 million aggregate principal in revolver borrowings. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. As of December 31, 2019 and 2018, there were no amounts outstanding under the line of credit. Historically, our debt has resulted from the need to help fund our normal operations and working capital needs.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of December 31, 2019.

Historical Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$46,057	$26,655	$16,479
Net cash used in investing activities	(12,455)	(3,045)	(2,262)
Net cash provided by (used in) financing activities	15,179	(17,621)	(15,086)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the year ended December 31, 2019, we generated $46.1 million of operating cash flow as compared to $26.7 million in 2018. The increase in our operating cash flow was primarily due to higher net income generated and favorable changes in working capital.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment center and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period-to-period due to timing of the expansion of our operations.

Net cash used in investing activities was $12.5 million and $3.0 million for the year ended December 31, 2019 and 2018, respectively. The increase in 2019 was primarily due to capital expenditures relating to the consolidation of and investment in our fulfillment center infrastructure.

Net Cash Provided by (Used in) Financing Activities

Until our IPO, our financing activities historically have consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $15.2 million for the year ended December 31, 2019, which was attributable to the proceeds from our IPO, net of the repurchase of the preference amount and underwriting discounts, and proceeds from the exercise of stock options, partially offset by the payment of deferred offering costs.

Net cash used in financing activities was $17.6 million in 2018, which was attributable to repayments made on our line of credit and payments of deferred offering costs in connection with our IPO.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2019 or 2018, except for operating leases as discussed below.

Contractual Obligations

As of December 31, 2019, we leased various offices and our fulfilment center, including our corporate headquarters in Los Angeles County, California, under operating lease agreements that expire from 2020 to 2023. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations and most of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of December 31, 2019:

	Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 & Thereafter
	(in thousands)
Operating lease obligations	$15,021	$4,443	$7,381	$3,197	$—

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, inventory, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2, Significant Accounting Policies, of the accompanying notes to our consolidated financial statements included elsewhere in this report.

Net Sales

Revenue is primarily derived from the sale of apparel merchandise through our sites and, when applicable, shipping revenue. Prior to the adoption of Accounting Standards Codification, or ASC, 606, Revenues from Contracts with Customers, on January 1, 2019, revenue was recognized when all of the following criteria were satisfied in accordance with the then applicable accounting literature: (1) persuasive evidence of an arrangement existed; (2) the sales price was fixed or determinable; (3) collectability was reasonably assured; and (4) the product had been shipped and title passed to the customer. These criteria were met when the customer ordered an item, the customer’s credit card had been charged, and the item was fulfilled and shipped to the customer. In accordance with ASC 606, we now recognize revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. A contract is created with our customer at the time the order is placed by the customer, which creates a single performance obligation to deliver the product to the customer. We recognize revenue for our single performance obligation at the time control of the merchandise passes to the customer, which is at the time of shipment. In addition, we have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

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

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or, as a result of the adoption of ASC 606, upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the year ended December 31, 2019 was $2.4 million. In the third quarter of 2019, our breakage revenue increased as the result of a change in our breakage rate estimate which is periodically updated based on historical redemption patterns. We did not recognize any revenue related to unredeemed gift cards or store credits in 2018 or 2017.

Results for reporting periods beginning January 1, 2019 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605. For more information on the transitional impact of adopting ASC 606, please see the section entitled, “Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Sales taxes and duties collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

We have exposure to losses from fraudulent credit card charges. We record losses when incurred related to fraudulent charges as such amounts have historically been insignificant.

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the specific identification method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the face of the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more-likely than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Deferred tax assets are recognized to the extent it is believed that these assets are more-likely than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely than-not that we will realize the benefits of these deductible differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

Cash and cash equivalents were held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on any line of credit borrowings incurred pursuant to the credit agreement described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of KPMG LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

1.	Financial Statements. The following financial statements of Revolve Group, Inc. are filed as part of this Annual Report on Form 10-K on the pages indicated:

2.

Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Bylaws of Revolve Group, Inc.	10-Q	001-38927	3.2	August 12, 2019

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities					X

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Credit Agreement, dated as of March 23, 2016, between the Twist Holdings, LLC, Advance Holdings LLC, Alliance Apparel Group, Inc., Eminent, Inc. Advance Development, Inc. and Bank of America, N.A.	S-1/A	333-227614	10.10	October 9, 2018

10.12	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc., Twist Holdings, LLC, Advance Holdings, LLC and Bank of America, N.A.	S-1/A	333-227614	10.11	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.15+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.16+	Executive Employment Agreement between Eminent, Inc. and David Pujades	S-1/A	333-227614	10.15	October 9, 2018

10.17	Form of Stock Repurchase Agreement	S-1/A	333-227614	10.17	May 28, 2019

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
*

The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Revolve Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Revolve Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in members’/stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for net sales and expected merchandise to be returned as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Irvine, California

February 26, 2020

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit, share, and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$65,418	$16,369
Accounts receivable, net	4,751	5,337
Inventory	104,257	102,220
Income taxes receivable	761	—
Prepaid expenses and other current assets	24,155	15,227
Total current assets	199,342	139,153
Property and equipment, net	14,734	5,907
Intangible assets, net	240	564
Goodwill	2,042	2,042
Other assets	642	731
Deferred income taxes, net	15,290	13,677
Total assets	$232,290	$162,074
Liabilities and Members'/Stockholders' Equity
Current liabilities:
Accounts payable	$29,813	$20,219
Income taxes payable	470	917
Accrued expenses	19,399	18,398
Returns reserve	35,104	29,184
Other current liabilities	16,740	13,538
Total current liabilities	101,526	82,256
Members' equity:
Class T Preferred Units, no par value—zero and 23,551,834 units authorized, issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	—	15,000
Class A Common Units, no par value—zero and 41,936,219 units authorized, issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	—	3,548
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 and zero shares authorized as of December 31, 2019 and December 31, 2018, respectively; 14,009,859 and zero shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	14	—
Class B common stock, $0.001 par value; 125,000,000 and zero shares authorized as of December 31, 2019 and December 31, 2018, respectively; 55,069,124 and zero shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	55	—
Accumulated members' equity	—	61,270
Additional paid-in capital	74,018	—
Retained earnings	56,677	—
Total members'/stockholders' equity	130,764	79,818
Total liabilities and members’/stockholders’ equity	$232,290	$162,074

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit and per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$600,993	$498,739	$399,597
Cost of sales	279,040	233,433	205,907
Gross profit	321,953	265,306	193,690
Operating expenses:
Fulfillment	19,413	13,292	9,458
Selling and distribution	87,706	70,621	50,766
Marketing	89,141	74,394	55,476
General and administrative	77,595	65,201	57,468
Total operating expenses	273,855	223,508	173,168
Income from operations	48,098	41,798	20,522
Other expense, net	931	631	1,431
Income before income taxes	47,167	41,167	19,091
Provision for income tax	11,500	10,529	14,091
Net income	35,667	30,638	5,000
Less: Net loss attributable to non-controlling interest	—	47	347
Net income attributable to Revolve Group, Inc.	35,667	30,685	5,347
Less: Repurchase of Class B common stock upon corporate conversion	(40,816)	—	—
Net (loss) income attributable to common stockholders	$(5,149)	$30,685	$5,347
(Net loss) earnings per share of Class A and Class B common stock:
Basic	$(0.09)	$0.47	$0.08
Diluted	$(0.09)	$0.44	$0.08
Weighted average Class A and Class B common shares outstanding:
Basic	57,294	41,936	41,936
Diluted	57,294	44,584	44,044

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$35,667	$30,638	$5,000
Other comprehensive income:
Cumulative translation adjustment	268	(208)	—
Total other comprehensive income	268	(208)	—
Total comprehensive income	35,935	30,430	5,000
Less: Comprehensive loss attributable to non-controlling interest	—	47	347
Total comprehensive income attributable to Revolve Group, Inc.	$35,935	$30,477	$5,347

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY

(In thousands, except unit and share data)

	Class T Preferred Units		Class A Common Units		Common Stock		Non- Controlling	Additional Paid-in	Accumulated Members' Equity/ Retained	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Interest	Capital	Earnings	Equity
Balance as of December 31, 2016	22,242,073	$15,000	41,936,219	$1,237	—	$—	$(276)	$—	$26,116	$42,077
Equity-based compensation	—	—	—	911	—	—	—	—	—	911
Net income	—	—	—	—	—	—	(347)	—	5,347	5,000
Balance as of December 31, 2017	22,242,073	15,000	41,936,219	2,148	—	—	(623)	—	31,463	47,988
Issuance of Units and Repurchases of Non-controlling Interest	1,309,761	—	—	—	—	—	670	—	(670)	—
Equity-based compensation	—	—	—	1,400	—	—	—	—	—	1,400
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(208)	(208)
Net income	—	—	—	—	—	—	(47)	—	30,685	30,638
Balance as of December 31, 2018	23,551,834	15,000	41,936,219	3,548	—	—	—	—	61,270	79,818
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(3,548)	67,889,013	68	—	18,480	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	—	52,719		52,722
Issuance of Class A common stock from exercise of stock options	—	—	—	—	208,578	—	—	752	—	752
Equity-based compensation	—	—	—	—	—	—	—	2,067	—	2,067
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	—	286	286
Cumulative translation adjustment	—	—	—	—	—	—	—	—	268	268
Net income	—	—	—	—	—	—	—	—	35,667	35,667
Balance as of December 31, 2019	—	$—	—	$—	69,078,983	$69	$—	$74,018	$56,677	$130,764

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$35,667	$30,638	$5,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,952	2,867	2,849
Equity-based compensation	2,067	1,400	911
Deferred income taxes, net	(1,613)	(3,768)	3,627
Changes in operating assets and liabilities:
Accounts receivable	586	361	489
Inventories	(15,623)	(26,046)	(7,012)
Income taxes receivable	(761)	3,708	(3,372)
Prepaid expenses and other current assets	1,662	(3,356)	(3,067)
Other assets	89	(517)	(13)
Accounts payable	9,594	2,365	751
Income taxes payable	(447)	917	—
Accrued expenses	1,001	5,579	6,301
Returns reserve	5,920	10,179	5,807
Other current liabilities	3,963	2,328	4,208
Net cash provided by operating activities	46,057	26,655	16,479
Investing activities:
Purchases of property and equipment	(12,455)	(3,045)	(2,262)
Net cash used in investing activities	(12,455)	(3,045)	(2,262)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	57,077	—	—
Repurchase of Class B common stock upon corporate conversion	(40,816)	—	—
Repayment of line of credit	—	(15,100)	(15,086)
Payment of deferred offering costs	(1,834)	(2,521)	—
Proceeds from the exercise of stock options, net	752	—	—
Net cash provided by (used in) financing activities	15,179	(17,621)	(15,086)
Effect of exchange rate changes on cash and cash equivalents	268	(208)	—
Net increase in cash and cash equivalents	49,049	5,781	(869)
Cash and cash equivalents, beginning of period	16,369	10,588	11,457
Cash and cash equivalents, end of period	$65,418	$16,369	$10,588
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$87	$668
Income taxes, net of refund	$14,324	$9,673	$13,892

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online fashion retailer for Millennial and Generation Z consumers. Through our websites and mobile apps we deliver an aspirational customer experience from a vast, yet curated offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements include the balances of Revolve Group, Inc. and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Our fiscal year ends on December 31 of each year.

Reorganization

Historically, Revolve Group, Inc., formerly Advance Holdings, LLC, or Advance, included its wholly owned subsidiary Advance Development, Inc. which in turn had a majority controlling interest in Forward by Elyse Walker, or FORWARD. A non-controlling interest in FORWARD was held by an outside investor, Capretto, LLC, or Capretto. Twist Holdings, LLC, or Twist, included its wholly owned subsidiaries Alliance Apparel Group, Inc. and Eminent, Inc., doing business as REVOLVE. Twist and Advance were controlled by the same group of owners. Twist and Advance are Delaware limited liability companies formed in 2012. Eminent, Inc. and Advance Development, Inc. are Delaware corporations also formed in 2012. Alliance Apparel Group, Inc. is a Delaware corporation and was formed in 2014. FORWARD was formed in 2011 as a California limited liability company.

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

The accompanying consolidated financial statements include the results of the new consolidated group as if the reorganization took place at the inception of the earliest period presented, January 1, 2018, under the principles of change in reporting entity guidance.

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

As further described in Note 8, Equity-based Compensation, consistent with the reorganization, options to purchase equity units in Twist were exchanged for options to purchase equity units in Advance and the Twist equity incentive plan was terminated.

Reverse Split

On May 24, 2019, we effected a one-for-22.31 reverse split of all of our issued and outstanding Class T units and Class A units. All figures have been presented on the basis of the reverse split wherever applicable for all the periods presented in these consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, valuation of goodwill, reserves for income tax uncertainties and other contingencies, and breakage of store credit and gift cards.

Deferred Offering Costs

Deferred offering costs of $3.8 million, which consisted of direct incremental legal, consulting, accounting fees and other direct costs relating to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO, which became effective on June 6, 2019. In the third and fourth quarters of 2019, we paid an additional $0.5 million in offering costs.

Net Sales

As a result of applying ASC 606 (see Recent Accounting Pronouncements below), the impact to our consolidated balance sheet as of December 31, 2019 was as follows (in thousands):

	December 31, 2019
	As reported	Impact due to ASC 606	Without adoption
Assets:
Inventory	$104,257	$13,586	$117,843
Prepaid expenses and other current assets	24,155	(12,989)	11,166
Total assets	232,290	597	232,887
Liabilities:
Other current liabilities	16,740	3,149	19,889
Total current liabilities	101,526	3,149	104,675
Stockholders' equity:
Retained earnings	56,677	(2,552)	54,125
Total liabilities and members’/stockholders’ equity	232,290	597	232,887

As a result of applying Topic 606, the impact to our consolidated statements of income for the year ended December 31, 2019 was as follows (in thousands):

	Year ended December 31, 2019
	As reported	Impact due to ASC 606	Without adoption
Net sales	$600,993	$(2,389)	$598,604
Selling and distribution	87,706	123	87,829
Net income	35,667	(2,266)	33,401

As a result of applying Topic 606, the impact to our consolidated statements of cash flows for the year ended December 31, 2019 was not material.

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

The following table presents a rollforward of our sales return reserve for the years ended December 31, 2019, 2018, and 2017:

	December 31,
	2019	2018	2017
Beginning balance	$29,184	$19,005	$13,198
Returns	(691,953)	(530,824)	(385,022)
Provisions	697,873	541,003	390,829
Ending balance	$35,104	$29,184	$19,005

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or, as a result of the adoption of ASC 606, upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the year ended December 31, 2019 was $2.4 million. In the third quarter of 2019, our breakage revenue increased as the result of a change in our breakage rate estimate which is periodically updated based on historical redemption patterns. We did not recognize any revenue related to unredeemed gift cards or store credits in 2018 or 2017. For more information on the transitional impact of adopting ASC 606, please see the section entitled, “Recent Accounting Pronouncements” below.

Sales taxes and duties collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We currently collect sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state retailers and are subject to audits by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively. No significant interest or penalties related to sales taxes are recognized in the accompanying consolidated financial statements.

We have exposure to losses from fraudulent credit card charges. We record losses when incurred related to these fraudulent charges as amounts have historically been insignificant.

See Note 10, Segment Information, for disaggregation of revenue by reportable segment and by geographic area.

Cost of Sales

Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties and other taxes, freight‑in, defective merchandise returned from customers, receiving costs, inventory write-offs and defective merchandise, and other miscellaneous shrinkage.

Fulfillment

Fulfillment expenses primarily consist of those costs incurred in operating and staffing the fulfillment center, including costs attributable to inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment.  Fulfillment expenses also includes the cost of warehousing facilities.

Selling and Distribution

Selling and distribution expenses consist of customer service, shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, merchant processing fees and shipping supplies. The amount of shipping and handling costs included in selling and distribution is $57.0 million, $47.1 million, and $31.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Marketing

Marketing expenses are expensed as incurred and consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, affiliate marketing, paid social, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include our spend on brand marketing channels, including cash compensation to influencers, events and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining the customer base.

General and Administrative

General and administrative expenses consist primarily of payroll and related benefit costs and equity‑based compensation expense for employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, including depreciation, rent and other occupancy expenses.

(Net Loss) Earnings per Share

Basic (net loss) earnings per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (net loss) earnings per share represents net (loss) income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and RSUs. See Note 9, (Net Loss) Earnings per Share, for further information.

Cash and Cash Equivalents

We maintain the majority of our cash and cash equivalents in money market funds and checking accounts with major financial institutions within the United States. Deposits in these institutions may exceed federally insured limits.

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowances for doubtful accounts was $0.1 million and $0.2 million at December 31, 2019 and 2018, respectively. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position.  Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the specific identification method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory when it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory.  If the sales volume or sales price of specific products declines, additional write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of expected merchandise returns net of related costs, prepaid rent, advanced payments on inventory to be delivered from vendors, prepaid packaging, and prepaid insurance.

Property and Equipment, Net

Property and equipment are stated at cost net of accumulated depreciation and amortization. Repair and maintenance costs are expensed as incurred.

Depreciation is calculated on the straight‑line method over the estimated useful lives of the assets. The estimated useful lives of equipment and fixtures, and leasehold improvements range from three to five years or if shorter, the remaining lease term for leasehold improvements. The estimated useful life of our capitalized software is three years.

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2019, 2018, and 2017.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2019 and 2018, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

We perform this evaluation at the reporting unit level, comprised of the principle business units within our REVOLVE segment, through the application of a two-step fair value test. We have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. The first step in the two-step test compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach) or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2019, 2018, and 2017.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded net on the face of the balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more-likely than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Deferred tax assets are recognized to the extent it is believed that these assets are more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax‑planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more‑likely than‑not that we will realize the benefits of these deductible differences, net of the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Equity-based Compensation

We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service conditions only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. Forfeitures are recorded as they occur. See Note 8, Equity-based Compensation, for additional details.

We have historically granted options that contain performance conditions. The performance conditions for these awards have been met and the expense associated with these awards has been fully recognized.

Employee Benefit Plan

We sponsor a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. We have the ability to make discretionary contributions to the 401(k) plan but have not done so to date.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for our cash and cash equivalents, accounts receivable, accounts payable, line of credit and accrued expenses approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full-term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets.  We did not have any cash equivalents as of December 31, 2018.  Our cash equivalents as of December 31, 2019 were $37.6 million.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

Related Party Transactions

TSG is a related party of TSG6 L.P., an investor in our Company. We incurred $0.5 million, $0.3 million, and $0.3 million of management fees from TSG for the years ended December 31, 2019, 2018 and 2017. Upon the closing of our IPO, our management agreement with TSG was terminated. There were no amounts owed to TSG as of December 31, 2019 and 2018.

Certain Risks and Concentrations

We are subject to certain risks, including dependence on third‑party technology providers and hosting services for our website servers, exposure to risks associated with online commerce security, credit card fraud, as well as the interpretation of state and local laws and regulations in regards to the collection and remittance of sales and use taxes.  We do not have significant vendor concentrations.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we meet the definition of an emerging growth company. We have elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an emerging growth company until the earliest of (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (2) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (3) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period, or (4) the end of the fiscal year in which the fifth anniversary of our IPO occurs.

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

On January 1, 2019 we adopted ASU No. 2014-09, Revenue from Contacts with Customers (Topic 606), and its subsequent updates, which replaces most existing revenue recognition guidance under Accounting Standards Codification, or ASC, 605. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon the adoption of ASC 606 under the modified retrospective approach, we have recorded a net increase of $0.3 million to beginning retained earnings as of January 1, 2019 resulting primarily from the recognition of breakage revenue from estimated unredeemed store credit and gift cards over the expected customer redemption period. In addition, we have prospectively included expected merchandise to be returned, net of related costs, within prepaid expenses and other current assets rather than including it in our inventory balance within our consolidated balance sheets. Results for reporting periods beginning January 1, 2019 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605. For more information on the transitional impact of adopting ASC 606, see the section entitled “Net Sales” above.

Accounting Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board, FASB, issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for us for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, a lessee is generally required to recognize the lessee’s rights and obligations resulting from leases on the balance sheet by recording a right-of-use asset and a lease liability. The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In November 2019, the FASB issued ASU No. 2019-10 extending the effective date of this new lease standard by one year making it effective for us for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The standard requires recognizing and measuring leases using a modified retrospective approach or allowing for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than at the beginning of the earliest comparative period presented. We plan to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carryforward the historical lease classification of our existing leases. However, we are still evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2019 and 2018, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2019, 2018 and 2017.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2019 and 2018, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2019	2018
Customer relationships	3 – 6 years	$381	$381
Trademarks	4 – 7 years	1,690	1,690
Total intangible assets		2,071	2,071
Less accumulated amortization		(1,831)	(1,507)
Total intangible assets, net		$240	$564

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.3 million for each of the years ended December 31, 2019, 2018, and 2017. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2020	240
Total amortization expense	$240

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2019	2018
Office and warehouse equipment and fixtures	$13,566	$5,052
Computer equipment and capitalized software	6,287	6,236
Leasehold improvements	3,411	2,826
Other	1,740	1,233
Total property and equipment	25,004	15,347
Less accumulated depreciation and amortization	(10,270)	(9,440)
Total property and equipment, net	$14,734	$5,907

Total depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $3.6 million, $2.5 million, and $2.5 million, respectively. For the years ended December 31, 2019, 2018 and 2017, $2.2 million was recorded in general and administrative expense and $1.4 million, $0.3 million, and $0.3 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statement of income.

Note 5. Line of Credit

On March 23, 2016, we entered into a line of credit agreement with Bank of America, N.A, with an expiration date of March 23, 2021. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. No borrowings were outstanding as of December 31, 2019 or December 31, 2018.  As of December 31, 2017, we had $15.1 million outstanding on the new line of credit. The weighted-average interest rate of debt outstanding at December 31, 2017 was 5%.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter in transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of December 31, 2019 and 2018.

Note 6. Commitments and Contingencies

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

Indemnifications

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. We have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Tax Contingencies

We are subject to income taxes in the United States and the United Kingdom. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates or whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

Legal Proceedings

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, the Company and the individual defendant in the case entered into a binding memorandum of understanding to settle the case which will need to be submitted for court approval prior to becoming final.  As a result, we have accrued approximately $1.0 million to general and administrative expenses in the accompanying consolidated statement of income as of December 31, 2019.

Leases

We lease office and warehouse space and equipment used in connection with our operations under various operating leases, some of which provide for rental payments on a graduated basis, rent holidays and other incentives. At the inception of the lease, we evaluate each agreement to determine whether the lease will be accounted for as an operating or capital lease. We record rent expense on a straight‑line basis over the lease period. Any lease incentives are recognized as reductions of rental expense on a straight‑line basis over the term of the lease.

Rental expense was $5.4 million and $3.6 million for the years ended December 31, 2019 and 2018, respectively, and is included in fulfillment expenses and general and administrative expenses in the accompanying consolidated statements of income.

Rental expense included in fulfillment expenses was $3.2 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

Rental expense included in general and administrative expenses was $2.2 million and $1.9 million, respectively, for the years ended December 31, 2019 and 2018, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2019 are as follows (in thousands):

Operating Leases
Year ending December 31:
2020	$4,443
2021	4,183
2022	3,198
2023	3,197
2024	—
Total minimum lease payments	$15,021

Note 7. Income Taxes

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2019
	Current	Deferred	Total
U.S. federal	$8,446	$(700)	$7,746
State and local	4,218	(913)	3,305
Foreign	449	—	449
	$13,113	$(1,613)	$11,500

	December 31, 2018
	Current	Deferred	Total
U.S. federal	$9,877	$(2,847)	$7,030
State and local	3,867	(921)	2,946
Foreign	553	—	553
	$14,297	$(3,768)	$10,529

	December 31, 2017
	Current	Deferred	Total
U.S. federal	$8,656	$3,763	$12,419
State and local	1,808	(136)	1,672
	$10,464	$3,627	$14,091

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities, reserves and other	$11,152	$9,283
UNICAP	3,310	3,071
Tax basis goodwill	2,121	2,398
Investment in FORWARD	2,753	2,402
Equity-based compensation	1,371	855
Deferred revenue	1,229	—
Net operating loss	786	1,291
Gross deferred tax assets	22,722	19,300
Valuation allowance	(786)	(1,291)
Deferred tax assets, net of valuation allowance	21,936	18,009
Deferred tax liabilities:
Accrued expenses and reserves	(4,364)	(3,723)
State taxes	(53)	48
Depreciation	(2,146)	(487)
Intangible assets	(83)	(170)
Total gross deferred liabilities	(6,646)	(4,332)
Net deferred tax assets	$15,290	$13,677

As of December 31, 2019 and 2018, we had gross federal and state operating loss carryforwards of $5.4 million and $9.3 million, respectively. If not utilized, these losses will begin to expire in 2034. For the years ended December 31, 2019 and 2018, we recorded a full valuation allowance of $0.8 million and $1.3 million, respectively, on the net operating loss carryforwards deferred tax asset, as management concluded that it is more-likely than-not that the asset will not be realized.

Our effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	December 31,
	2019	2018	2017
Computed “expected” tax expense	21.0%	21.0%	35.0%
Deferred rate adjustment	—	—	27.0
Valuation allowance	(1.1)	0.2	6.1
State and local income taxes, net of federal tax benefit	5.8	5.7	4.7
Foreign-derived intangible income	(1.3)	(1.6)	—
Permanent items	1.2	1.3	0.3
Equity-based compensation	(1.2)	—	—
Other	—	(1.0)	0.7
	24.4%	25.6%	73.8%

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or the Tax Reform Act, was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018 and repealing the Alternative Minimum Tax. ASC, 740 requires that the impact of tax legislation be recognized in the period in which the law was enacted. We recorded tax expense of $5.1 million due to the remeasurement of deferred tax assets and liabilities in the year ended December 31, 2017 as a result of the Tax Reform Act.

For the year ended December 31, 2017, Twist Holdings, LLC and Advance Holdings, LLC filed separate consolidated federal and state income tax returns. For the years ended December 31, 2019 and 2018, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements. We do not anticipate there will be a material change in our recognition of uncertain tax positions in the next 12 months.

The tax years ended December 31, 2016 through 2019 remain subject to possible examination by the Internal Revenue Service and possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

Note 8. Equity-based Compensation

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

On March 15, 2018, in connection with the reorganization described in Note 2, Significant Accounting Policies, to which Revolve Group, Inc. issued Class T and Class A units to its members in exchange for the Class T and Class A units of Twist, all outstanding options to purchase Class A units of Twist granted under the Twist Holdings, LLC 2013 Equity Incentive Plan, each of which we refer to as a Twist Option, were exchanged for options to purchase Class A units of Revolve Group, Inc. under the 2013 Plan. The number of Revolve Group, Inc. Class A units and the per unit exercise price of each converted option was adjusted from the underlying Twist Option by taking into account the implied values of Twist and Revolve Group, Inc. as of immediately before the exchange and in a manner that did not result in an increase to the intrinsic value of the converted option. As no incremental value was created for the option holders as a result of the restructuring, no incremental equity-based compensation expense was recorded for the year ended December 31, 2018 related to the exchange.  In connection with the reorganization described in Note 2, Significant Accounting Policies, the 2013 Plan was amended to increase the maximum number of Class A units available to be issued to 6,207,978.

Upon the effectiveness of the Corporate Conversion on June 6, 2019, as discussed in Note 2, Significant Accounting Policies, the options to purchase Class A units of Revolve Group, LLC were converted into options to purchase Class B common stock of Revolve Group, Inc. on a 1:1 basis and in a manner that did not result in an increase to the intrinsic value of the converted option.

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. As of December 31, 2019, approximately 4.5 million common shares remain available for future issuance under the 2019 Plan.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs such as expected term, fair value per unit of our Class A shares, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. We utilized the simplified method for calculating expected term for the years ended December 31, 2019, 2018 and 2017 as there was no exercise history prior to our IPO, using the average of the vesting period and the contractual life of the option. The dividend yield is 0%, as we have not paid, nor do we expect to pay, dividends. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. Expected volatility was historically estimated based on the average historical volatility of similar entities with publicly traded shares. For the options granted during 2017, the fair value per Class A share was calculated by us using a market multiples valuation approach by applying a multiple to historical financial performance and adjusting for changes in cash, third-party debt, liquidation preferences of holders of our preferred units, and assumed cash to be received from option exercises. For the options granted during 2018 and 2019, we relied on valuations of our Class A shares prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the results of which were aligned with our internal valuation approach. We have not issued any option awards to employees subsequent to our IPO, however, the fair of any future option award grants will be based on observable market prices and volatility will be based on the historical volatility of our common shares validated against the volatility rates of similar entities with publicly traded shares.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The weighted average assumptions for the grants in the years ended December 31, 2019, 2018 and 2017 are provided in the following table:

	December 31,
	2019	2018	2017
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	37.3%	43.4%	40.2%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	2.4%	2.6%	1.9%

Option activity under the 2013 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2019	5,139,304	$6.22	7.1	$48,416
Granted	67,232	15.62	9.3
Exercised	(208,578)	3.60
Forfeited	(79,619)	15.62
Expired	(2,265)	15.62
Balance at December 31, 2019	4,916,074	6.30	5.6	59,368
Exercisable at December 31, 2019	3,521,797	4.26	4.7	49,705
Vested and expected to vest	4,805,523	6.30	5.5	58,001

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2019	—	$—	—	$—
Granted	13,130	19.04	3.6	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	13,130	19.04	3.6	242

There were 67,232 options and 13,130 RSUs granted during the year ended December 31, 2019. The weighted average grant-date fair value of options and RSUs granted during the year ended December 31, 2019 was $15.62 per share and $19.04 per share, respectively.

As of December 31, 2019, there was $5.9 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.8 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $2.1 million, $1.4 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017 respectively. An excess income tax benefit of $0.6 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the year ended December 31, 2019. There was no such excess income tax benefit recognized in the consolidated statements of income for the years ended December 31, 2018 and 2017.

Note 9. (Net Loss) Earnings per Share

Basic and diluted (net loss) earnings per share is presented in conformity with the two-class method required for participating securities and multiple classes of common stock. We considered the Class T preferred units, which were outstanding prior to the Corporate Conversion, to be a participating security. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.

Undistributed earnings allocated to the Class T preferred units are subtracted from net income in determining net income attributable to common stockholders. Basic (net loss) earnings per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. As a participating security, the Class T preferred units are excluded from basic weighted-average common shares outstanding.

Diluted (net loss) earnings per share represents net (loss) income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and RSUs. For the year ended December 31, 2019, our potential dilutive shares relating to stock options and RSUs were not included in the computation of diluted (net loss) earnings per share as the effect of including these shares in the calculation would have been anti-dilutive. The undistributed (net losses) earnings are allocated based on the participation rights of Class A and Class B common shares as if the earnings for the year have been distributed and losses allocated. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

For the calculation of basic and diluted (net loss) earnings per share for the year ended December 31, 2019, the $40.8 million of Class B shares issued and subsequently repurchased in connection with our IPO to satisfy the total preference amount for the Class T Units is treated as a dividend and subtracted from net income available to common stockholders on a proportionate basis. In addition, the net losses for the year ended December 31, 2019 were not allocated to our participating security as the Class T preferred units were not contractually obligated to share in the Company’s losses.

Basic and diluted (net loss) earnings per share and the weighted-average shares outstanding have been computed for all periods shown below to give effect to the reverse split, the Corporate Conversion, and the repurchase of Class B shares that occurred in connection with our IPO. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The following table presents the calculation of basic and diluted (net loss) earnings per share:

	Year Ended
	2019		2018	2017
	Class A	Class B	Class B	Class B
Numerator
Net income	$4,805	$30,862	$30,638	$5,000
Net loss attributable to non-controlling interest	—	—	47	347
Repurchase of Class B common stock	(5,499)	(35,317)	—	—
Undistributed earnings to participating security	—	—	(10,957)	(1,853)
Net (loss) income attributable to common stockholders	$(694)	$(4,455)	$19,728	$3,494
Denominator
Weighted average shares used to compute (net loss) earnings per share — basic	7,719	49,575	41,936	41,936
Effect of dilutive stock options and RSUs	—	—	2,648	2,108
Weighted average number of shares used to compute (net loss) earnings per share — diluted	7,719	49,575	44,584	44,044
(Net loss) earnings per share:
Basic	$(0.09)	$(0.09)	$0.47	$0.08
Diluted	$(0.09)	$(0.09)	$0.44	$0.08

The following have been excluded from the computation of basic and diluted (net loss) earnings per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options to purchase Class B shares and RSUs	4,917	1,162	505

Note 10. Segment Information

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

Revenue from external customers for each group of similar products and services is not reported to our chief operating decision makers. The separate identification for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop would be excessive. During the years ended December 31, 2019, 2018 and 2017, no customer represented over 10% of net sales.

The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net sales
REVOLVE	$527,251	$433,548	$330,577
FORWARD	73,742	65,191	69,020
Total	$600,993	$498,739	$399,597

Gross profit
REVOLVE	$292,042	$241,061	$169,070
FORWARD	29,911	24,245	24,620
Total	$321,953	$265,306	$193,690

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2019, 2018 and 2017. The following table lists net sales by geographic area (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$502,882	$409,320	$324,622
Rest of the world (1)	98,111	89,419	74,975
Total net sales	$600,993	$498,739	$399,597

(1)	No individual country exceeded 10% of total net sales for any period presented.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018
Expected merchandise returns, net(1)	$12,989	$—
Advanced payments on inventory to be delivered from vendors	4,605	6,664
Deferred offering costs(2)	—	2,521
Prepaid insurance	1,858	1,013
Prepaid rent	381	460
Prepaid packaging	393	443
Other	3,929	4,126
Total prepaid expenses and other current assets	$24,155	$15,227

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

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Marketing	$6,127	$6,223
Salaries and related benefits	4,275	6,259
Selling and distribution	3,360	2,090
Sales taxes	3,023	1,970
Other	2,614	1,856
Total accrued expenses	$19,399	$18,398

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Store credit(1)	$10,080	$9,900
Gift cards(1)	2,133	1,568
Other	4,527	2,070
Total other current liabilities	$16,740	$13,538

(1)

Reflects the adoption of ASC 606. The prior period has not been restated and continues to be reported under accounting standards in effect for that period. For more information on the transitional impact of adopting ASC 606, please see the section entitled “Recent Accounting Pronouncements” in Note 2, Significant Accounting Policies.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLVE GROUP, INC.

By:	/s/ JESSE TIMMERMANS
Jesse Timmermans Chief Financial Officer

Dated: February 26, 2020

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Karanikolas, Michael Mente and Jesse Timmermans, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 26, 2020
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 26, 2020
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 26, 2020
Jesse Timmermans	(Principal Accounting and Financial Officer)

/s/ Hadley Mullin	Director	February 26, 2020
Hadley Mullin

/s/ Jennifer Moser	Director	February 26, 2020
Jennifer Moser

/s/ Marc Stolzman	Director	February 26, 2020
Marc Stolzman