Form 10-Q
period 2020-03-31
Revolve Group, Inc.
filed 2020-05-14
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, 15,812,563 shares of the registrant’s Class A common stock and 53,568,912 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$103,579	$65,418
Accounts receivable, net	3,021	4,751
Inventory	101,369	104,257
Income taxes receivable	966	761
Prepaid expenses and other current assets	18,277	24,155
Total current assets	227,212	199,342
Property and equipment, net	12,914	13,517
Intangible assets, net	1,420	1,457
Goodwill	2,042	2,042
Other assets	609	642
Deferred income taxes	15,290	15,290
Total assets	$259,487	$232,290
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,807	$29,813
Line of credit	30,000	—
Income taxes payable	398	470
Accrued expenses	15,452	19,399
Returns reserve	20,975	35,104
Other current liabilities	17,740	16,740
Total current liabilities	123,372	101,526
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 15,812,563 and 14,009,859 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively.	16	14
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 53,568,912 and 55,069,124 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	54	55
Additional paid-in capital	75,556	74,018
Retained earnings	60,489	56,677
Total stockholders' equity	136,115	130,764
Total liabilities and stockholders’ equity	$259,487	$232,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$146,075	$137,343
Cost of sales	75,125	66,589
Gross profit	70,950	70,754
Operating expenses:
Fulfillment	4,493	4,495
Selling and distribution	21,779	20,591
Marketing	21,950	19,498
General and administrative	18,874	19,269
Total operating expenses	67,096	63,853
Income from operations	3,854	6,901
Other (income) expense, net	(127)	216
Income before income taxes	3,981	6,685
(Benefit from) provision for income taxes	(175)	1,723
Net income	$4,156	$4,962
Earnings per share of Class A and Class B common stock:
Basic	$0.06	$0.08
Diluted	$0.06	$0.07
Weighted average Class A and Class B common shares outstanding:
Basic	69,320	41,936
Diluted	71,903	44,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$4,156	$4,962
Other comprehensive (loss) income:
Cumulative translation adjustment	(344)	143
Total other comprehensive (loss) income	(344)	143
Total comprehensive income	$3,812	$5,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$4,156	$4,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,191	695
Equity-based compensation	564	511
Deferred income taxes	—	(616)
Changes in operating assets and liabilities:
Accounts receivable	1,730	(4,150)
Inventories	2,888	(8,383)
Income taxes receivable	(205)	—
Prepaid expenses and other current assets	5,878	(1,400)
Other assets	33	(1)
Accounts payable	8,994	10,867
Income taxes payable	(72)	2,341
Accrued expenses	(3,947)	2,515
Returns reserve	(14,129)	7,969
Other current liabilities	1,000	614
Net cash provided by operating activities	8,081	15,924
Investing activities:
Purchases of property, equipment and other	(551)	(4,987)
Net cash used in investing activities	(551)	(4,987)
Financing activities:
Proceeds from borrowings on line of credit	30,000	—
Payment of deferred offering costs	—	(248)
Proceeds from the exercise of stock options, net	975	—
Net cash provided by (used in) financing activities	30,975	(248)
Effect of exchange rate changes on cash and cash equivalents	(344)	143
Net increase in cash and cash equivalents	38,161	10,832
Cash and cash equivalents, beginning of period	65,418	16,369
Cash and cash equivalents, end of period	$103,579	$27,201
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25	$—
Income taxes, net of refund	$101	$—

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

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States, or GAAP, can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2019 contained in our Annual Report on Form 10-K for the year filed with the SEC on February 26, 2020.

Impact of COVID-19 on Our Business

The recent COVID-19 pandemic had a material adverse impact on our business operations and operating results, and operating cash flows for the first quarter of 2020, in particular; during the last two weeks of the quarter. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted through the remainder of 2020.

We have taken aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and to a lesser extent layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

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

Net Sales

Revenue is primarily derived from the sale of apparel merchandise through our sites and, when applicable, shipping revenue. We recognize revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. A contract is created with our customer at the time the order is placed by the customer, which creates a single performance obligation to deliver the product to the customer. We recognize revenue for our single performance obligation at the time control of the merchandise passes to the customer, which is at the time of shipment. In addition, we have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

In March 2020 we launched the REVOLVE Loyalty Club within the REVOLVE segment.  Eligible customers who enroll in the program will generally earn points for every dollar spent and will automatically receive a $20 REVOLVE Reward once they earn 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. REVOLVE Rewards generally expire three months after they are issued and unconverted points generally expire if a customer is inactive for a period of 12 months.

In accordance with our policy on returns and exchanges, merchandise returns are accepted for full refund if returned within 30 days of the original purchase date and may be exchanged up to 60 days from the original purchase date. We modify our policy during the holiday season to extend the return and exchange period. In addition, to provide our customers with more flexibility to return or exchange during this time of increased social distancing as a result of the COVID-19 pandemic, merchandise returns for purchases in March, April, and May 2020 will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience and expected future returns, which is recorded as a reduction of sales and cost of sales.

The following table presents a rollforward of our sales return reserve for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31,	March 31,
	2020	2019
Beginning balance	$35,104	$29,184
Returns	(173,522)	(147,619)
Provisions	159,393	155,588
Ending balance	$20,975	$37,153

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three months ended March 31, 2020 and 2019 was $0.8 million and $0.2 million, respectively.

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

Accounting Pronouncements Not Yet Effective

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

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 is effective for us for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and related disclosures.

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

Note 3. Line of Credit

On March 23, 2016, we entered into a line of credit agreement with Bank of America, N.A, with an expiration date of March 23, 2021. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. As of March 31, 2020, the Company had $30.0 million outstanding on the line of credit.  The weighted-average interest rate of debt outstanding at March 31, 2020 was 2.3%.  No borrowings were outstanding as of December 31, 2019.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter in transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of March 31, 2020 and December 31, 2019.

Note 4. Equity-based Compensation

In 2013, Twist Holdings, LLC and Advance Holdings, LLC adopted equity incentive plans, which we refer to collectively as the 2013 Plan, pursuant to which the board of managers could grant options to purchase Class A units to officers and employees. Options could be granted with an exercise price equal to or greater than the unit’s fair value at the date of grant. All issued awards have 10-year terms and generally vest and become fully exercisable annually over five years of service from the date of grant. Awards will become fully vested upon the sale of the company.  In March 2018, the 2013 Plan was amended to increase the maximum number of Class A units to 6,207,978.

Upon the effectiveness of the Corporate Conversion on June 6, 2019, as discussed in Note 2, Significant Accounting Policies, the options to purchase Class A units of Revolve Group, LLC were converted into options to purchase Class B common stock of Revolve Group, Inc. on a 1:1 basis and in a manner that did not result in an increase to the intrinsic value of the converted option.

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. As of March 31, 2020, approximately 3.9 million common shares remain available for future issuance under the 2019 Plan.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

Option activity for the three months ended March 31, 2020 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2020	4,916,074	$6.30	5.6	$59,368
Granted	623,280	8.64	9.9
Exercised	(302,492)	3.21	—
Forfeited	(8,835)	15.62	—
Expired	(32)	15.62	—
Balance at March 31, 2020	5,227,995	6.74	5.8	15,899
Exercisable at March 31, 2020	3,410,609	4.66	4.6	15,283
Vested and expected to vest	5,117,444	6.75	5.9	15,607

RSU award activity for the three months ended March 31, 2020 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2020	13,130	$19.04	3.6	$242
Granted	—	—	—
Released	—	—	—
Forfeited	—	—	—
Unvested at March 31, 2020	13,130	19.04	1.9	113

There were 623,280 options and no RSUs granted during the three months ended March 31, 2020. The weighted average grant-date fair value of options granted during the three months ended March 31, 2020 was $7.05 per share.

As of March 31, 2020, there was $9.9 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 4.0 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. There was an excess income tax benefit of $1.2 million and $0 recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended March 31, 2020 and 2019, respectively.

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

Legal Proceedings

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, the Company and the individual defendant in the case entered into a binding memorandum of understanding to settle the case which will need to be submitted for court approval prior to becoming final.  As a result, in December 2019, we accrued approximately $1.0 million to general and administrative expenses which as of March 31, 2020, still remained accrued within accrued expenses on the accompanying condensed consolidated balance sheet.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three months ended March 31,
	2020	2019
Income before income taxes	$3,981	$6,685
(Benefit from) provision for income taxes	(175)	1,723
Effective tax rate	(4.4)%	25.8%

Due to the impact of the recent COVID-19 pandemic, we are unable to reliably estimate our annual effective tax rate for the three months ended March 31, 2020. Therefore, to calculate the benefit from income taxes we have utilized the actual effective tax rate for the current period.

The decrease in the effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the first quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and signed into law. The CARES Act includes a number of corporate tax related provisions including increasing the amount of tax deductible interest, allowing companies an extended carry-back period for certain net operating losses, or NOLs, and increasing the amount of NOLs that corporations can use to offset taxable income.

The CARES Act did not materially affect our first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. Although we currently do not expect the impact to be material, we will continue to assess the future implications of these provisions within the CARES Act on our condensed consolidated financial statements.

Note 7. Members’/Stockholders’ Equity

Changes in members’/stockholders’ equity for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options	302,492	1	974	—	975
Equity-based compensation	—	—	564	—	564
Cumulative translation adjustment	—	—	—	(344)	(344)
Net income	—	—	—	4,156	4,156
Ending balance	69,381,475	$70	$75,556	$60,489	$136,115

	Three Months Ended March 31, 2019
	Class T Preferred Units		Class A Common Units		Accumulated Members'	Total Members''
	Number	Amount	Number	Amount	Equity	Equity
	(in thousands, except unit data)
Beginning balance	23,551,834	$15,000	41,936,219	$3,548	$61,270	$79,818
Cumulative effect of adoption of ASC 606	—	—	—	—	286	286
Equity-based compensation	—	—	—	511	—	511
Cumulative translation adjustment	—	—	—	—	143	143
Net income	—	—	—	—	4,962	4,962
Ending balance	23,551,834	$15,000	41,936,219	$4,059	$66,661	$85,720

Note 8. Earnings per Share

Basic and diluted earnings per share is presented in conformity with the two-class method required for participating securities and multiple classes of common stock. We consider the Class T preferred units, which were outstanding prior to the Corporate Conversion, to be a participating security. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.

Undistributed earnings allocated to the Class T preferred units are subtracted from net income in determining net income attributable to common stockholders. Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. As a participating security, the Class T preferred units are excluded from basic weighted-average common shares outstanding.

Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and RSUs. The undistributed earnings are allocated based on the participation rights of Class A and Class B common shares as if the earnings for the year have been distributed and losses allocated. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

For the three months ended March 31, 2020, the calculation of diluted earnings per share for Class A common stock assumes the conversion of Class B common stock, while diluted earnings per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock. Similarly, outstanding options to purchase Class B common stock and RSUs that are dilutive are included in the calculation of diluted earnings for both Class A and Class B common stock.

Basic and diluted earnings per share and the weighted-average shares outstanding have been computed for all periods shown below to give effect to the reverse split and the Corporate Conversion that occurred in connection with our IPO. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Class B
	(in thousands, except per share data)
Numerator
Net income	$929	$3,227	$4,962
Undistributed earnings to participating security	—	—	(1,785)
Net income attributable to common stockholders — basic	$929	$3,227	$3,177
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3,227	—	—
Reallocation of undistributed earnings to Class B shares	—	33	—
Net income attributable to common stockholders — diluted	$4,156	$3,260	$3,177
Denominator
Weighted average shares used to compute earnings per share — basic	15,501	53,819	41,936
Conversion of Class B to Class A common shares outstanding	53,819	—	—
Effect of dilutive stock options and RSUs	2,583	2,583	2,885
Weighted average number of shares used to compute earnings per share — diluted	71,903	56,402	44,821
Earnings per share:
Basic	$0.06	$0.06	$0.08
Diluted	$0.06	$0.06	$0.07

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and RSUs	629	1,068

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

Revenue from external customers for each group of similar products and services is not reported to our chief operating decision makers. The separate identification for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop would be excessive. During the three months ended March 31, 2020 and 2019, no customer represented over 10% of net sales. The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2020	2019
REVOLVE	$124,472	$122,651
FORWARD	21,603	14,692
Total	$146,075	$137,343

Gross profit
REVOLVE	$62,380	$65,263
FORWARD	8,570	5,491
Total	$70,950	$70,754

The following table lists net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$120,330	$115,405
Rest of the world (1)	25,745	21,938
Total	$146,075	$137,343

(1)	No individual country exceeded 10% of total net sales for any period presented.

Note 10. Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible pursuant to the provisions of FASB Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The carrying amounts for our cash and cash equivalents, accounts receivable, accounts payable, line of credit to the extent borrowings are outstanding and accrued expenses approximate fair value due to their short-term maturities. When considering market participant assumptions in fair value measurements, the following fair value hierarchy as established under ASC 820 distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets.  Our cash equivalents were $75.4 million and $37.6 million as of March 31, 2020 and December 31, 2019, respectively.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Expected merchandise returns, net	$8,472	$12,989
Advanced payments on inventory to be delivered from vendors	3,759	4,605
Prepaid insurance	1,044	1,858
Prepaid rent	383	381
Prepaid packaging	314	393
Other	4,305	3,929
Total prepaid expenses and other current assets	$18,277	$24,155

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Marketing	$6,353	$6,127
Salaries and related benefits	3,322	4,275
Selling and distribution	2,574	3,360
Sales taxes	1,282	3,023
Other	1,921	2,614
Total accrued expenses	$15,452	$19,399

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Store credit	$10,618	$10,080
Gift cards	1,475	2,133
Other	5,647	4,527
Total other current liabilities	$17,740	$16,740

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. They include, but are not limited to, statements about risks related to general economic conditions; the impact of the COVID-19 pandemic; our fluctuating operating results; seasonality in our business; our ability to acquire products on reasonable terms; our online business model; demand for our products; our ability to attract customers in a cost effective manner and retain our existing customers; the strength of our brand; competition; fraud; system interruptions; our ability to fulfill orders; our ability to retain existing vendors and brands and to attract new vendors and brands; our ability to obtain and maintain differentiated high-quality products from appropriate brands in sufficient quantities from vendors; our ability to obtain and maintain sufficient inventory at prices that will make our business model profitable, and of a quality that will continue to retain existing customers and attract new customers; and our ability to effectively engage in predictive analytics.

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

We have developed an efficient logistics infrastructure, which allows us to provide free express shipping and free returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers. In 2019, we expanded our capacity by occupying a new centralized warehouse facility, which we believe will support growth beyond 2023.

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free express shipping, free returns and all-inclusive pricing, for customers in the United Kingdom and the European Union in May 2018, in Australia in late 2018, and in New Zealand and Singapore in January 2020. In addition to expanding our global footprint of influencers, we are gradually increasing our level of investment in international expansion, by focusing on Europe, Australia and Canada as well as Asia Pacific over the long term. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Recent Developments

The COVID-19 pandemic has had a materially negative impact on our net sales starting in the second week of March coincident with the escalation of the COVID-19 outbreak in the United States and elsewhere.  After increasing more than 20% year-over-year in January and February 2020 on a combined basis, net sales subsequently declined significantly year-over-year.  We also experienced weakness in our key operating metrics and headwinds in the factors affecting our performance which has continued into the second quarter. For additional information see the section captioned “—Key Operating and Financial Metrics” and “—Factors Affecting Our Performance.”

As a result, we took several additional measures in response, including:

•

reducing executive salaries such that our co-Chief Executive Officers’ salaries were reduced by more than 99% to $1 and our Chief Operating Officer and Chief Financial Officers’ salaries were reduced by 50%.

•	reducing salaries for senior management by 35% to 45%;
•	reducing corporate staff overhead through furloughs or layoffs of approximately 40% of the existing corporate headcount;
•	a combination of salary and wage reductions for the remainder of our corporate employees;
•	reducing fulfillment, selling and distribution costs through a reduction in hours;

•	lowering operating costs and eliminating non-essential items;
•	reducing capital expenditures by delaying or cancelling select projects;
•	reducing planned inventory receipts by cancelling or delaying orders; and
•	extending payment terms for both merchandise and non-merchandise vendor invoices.

Our facilities and employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. The vast majority of our corporate employees are working from home and we have implemented measures, such as personal protective equipment, temperature checks and social distancing, to protect the employees that preform certain limited functions, including those in our fulfillment center, that cannot be performed at home. Government restrictions on travel and social distancing have caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, our ongoing #REVOLVEaroundtheworld series of activations as well as other social activities that drove demand for many of our products. As of the date of this report, it is unclear when and to what extent such restrictions will be lifted, whether they will be reimposed if temporarily lifted or if the COVID-19 pandemic will spur long-term changes in consumer behavior.

Our supply chain has also been impacted by COVID-19. Initially, the impact was largely isolated to production and shipping delays in China, but as COVID-19 spread worldwide the impact to our supply chain broadened. The spread of COVID-19 has negatively impacted consumer demand, which has contributed to our ability to manage inventory receipts to reduced levels. Through our efforts to provide a safe workplace for those employees in our fulfillment center, we have been able to meet fulfillment and shipping standards and have not experienced significant delays from our third-party shipping providers. However, if further restrictions are placed on our operations, if there is an outbreak in our fulfillment center or if our third-party shipping providers fail to meet their service obligations, our customers’ orders and demand for our product may further decline and our brand and reputation may be damaged.

While we expect the effects of the pandemic and the related responses to negatively impact our operating results, cash flows and financial position, the duration and severity of pandemic is unpredictable and we cannot reasonably estimate the extent to which our business will be affected.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Three Months Ended March 31,
	2020	2019
	(in thousands, except average order value and percentages)
Gross margin	48.6%	51.5%
Adjusted EBITDA	$5,609	$8,549
Free cash flow	$7,530	$10,937
Active customers	1,528	1,262
Total orders placed	1,172	1,135
Average order value	$259	$259

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

Gross margin is impacted by the mix of brands that we sell on our sites. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FORWARD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, in the near term, we expect that the contribution of owned brands will decrease, which will adversely impact our overall gross margin. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We monitor the percentage of sales that occur at full price, which we believe reflects customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns. We expect both the quantity and depth of markdowns to increase in the short-term, in large part, as a result of the COVID-19 pandemic that has reduced consumer demand and led to increased promotional activity.

The COVID-19 pandemic has negatively impacted gross margins in several ways. Product mix has shifted away from certain categories, such as dresses, with relatively high margins, to other categories, such as beauty, with lower margins. The percentage of full price sales has decreased as we have reacted to significantly heightened promotional activities by our competitors, many of whom have physical storefronts and have been impacted even more than ecommerce companies, such as us. In addition, contribution from the REVOLVE segment and owned brands has decreased as described below in the section captioned “—Factors Affecting Our Performance—Merchandise Mix.” As a result of our cost reduction efforts described above in the section captioned “—Recent Developments,” and as a result of work restrictions imposed by Los Angeles County that have impeded our ability to design new styles and develop new brands, we expect that contribution of owned brands will be adversely affected for at least the remainder of 2020.

Certain of our competitors and other retailers report cost of sales differently than we do. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other (income) expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense and certain non-routine expenses. Adjusted EBITDA is a key measure used by management to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance.

A reconciliation of non-GAAP adjusted EBITDA to net income for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$4,156	$4,962
Excluding:
Other (income) expense, net	(127)	216
(Benefit from) provision for income taxes	(175)	1,723
Depreciation and amortization	1,191	695
Equity-based compensation	564	511
Non-routine items(1)	—	442
Adjusted EBITDA	$5,609	$8,549

(1)	Non-routine items in the three months ended March 31, 2019 primarily relate to legal settlements.

Adjusted EBITDA was negatively impacted by decelerating net sales growth, lower gross margins, higher marketing as a percentage of net sales and cost pressure as a result of lower unit volume and average order values in the three months ended March 31, 2020 relative to the same period in 2019. The COVID-19-related impacts that have contributed to those dynamics have been more pronounced in the second quarter of 2020 and we expect such dynamics to continue in future periods.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in capital expenditures. We view free cash flow as an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital.

A reconciliation of non-GAAP free cash flow to cash provided by operating activities for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$8,081	$15,924
Purchases of property, equipment and other	(551)	(4,987)
Free cash flow	$7,530	$10,937
Net cash used in investing activities	$(551)	$(4,987)
Net cash provided by (used in) financing activities	$30,975	$(248)

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

Growth in total orders placed decelerated in the three months ended March 31, 2020 relative to the same period in 2019. We expect that total orders placed will decrease in the second quarter of 2020 sequentially and relative to the same period in 2019 and may decrease in future periods as a result of the impact of the COVID-19 pandemic. It is uncertain when total orders placed will return to growth.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price and for sales at less than full price, the level of markdowns. Average order value may also fluctuate as we expand into and increase our presence in additional product categories and price points, including the expansion of lower price points. We expect average order value to decrease in the near term, primarily due to increased markdowns as well as a shift in mix to product categories with lower average selling prices due to the COVID-19 pandemic.

Average order value was relatively flat for the three months ended March 31, 2020 relative to the same period in 2019 driven by a lower percentage of full price sales, higher markdowns on our marked down product and a shift in mix toward lower price point product, offset by the strength of our FORWARD segment. We expect average order value to decrease in the near term, primarily due to increased markdowns as well as a shift in mix to product categories with lower average selling prices due to the COVID-19 pandemic.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The recent COVID-19 pandemic had a material adverse impact on our business operations, operating results, and operating cash flows for the first quarter of 2020, in particular, during the last two weeks of the quarter. The evolving COVID-19 pandemic has continued to have a material adverse impact on our results of operations in April and early May 2020, due to continued business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted through the remainder of 2020, including as a result of:

•

recent national COVID-19 requirements for social distancing, including requirements by government authorities around the world for people to remain at home and for the closure of non-essential businesses frequented by our customers for special social occasions;

•	the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival;

•

changing consumer spending habits, including a decrease in discretionary consumer spending for the apparel merchandise that we sell, as well as negative trends in consumer spending more generally due to the pandemic’s impact on consumers’ disposable income, credit availability, debt levels and consumer confidence;

•	possible further disruption to the supply chain caused by distribution and other logistical issues as well as potential bankruptcies impacting our suppliers or manufacturing partners;

•	decreased productivity due to work-from-home policies, travel bans or shelter-in-place orders; and

•	a slowdown in the global economy, an uncertain global economic outlook or a credit crisis.

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. Such actions include, incurring $30 million in revolver borrowings under our credit facility and adjusting our cost structure to sustain through this period of lower top line demand. For additional information, see the section captioned “—Recent Developments.”

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

The COIVD-19 pandemic has had a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets.

Customer Acquisition and Retention and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers has in the past, and is expected in the future, to vary from period to period and the percentage of new customer growth rate may slow as our customer base grows.  Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth. Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. Although competition has abated in recent weeks, we believe we were able to maintain the effectiveness and efficiency of these channels through those periods of increased competition. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic, we are unable to engage with our customers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other travel and social related activities. As a result, we have shifted our brand marketing messaging and strategy to address the change in behavior and preferences of our customer. If our efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Furthermore, if competition returns to or exceeds pre-COVID-19 levels, our operating results may be adversely affected.

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater share of active customers over time.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party and owned brands. Our product mix consists primarily of apparel, footwear, accessories, and beauty products.

Our merchandise mix across our two reporting segments and across our owned brand and third-party products carry a range of margin profiles and may cause fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Historically, we have sought to increase the percentage of net sales from owned brands, which has led to an increase in gross margin over time. The mix between owned and third-party net sales and the pace of growth for owned brand net sales will vary. In the near term, shifts in merchandise mix as a result of changes in customer demand due to COVID-19, as well as a decrease in the contribution of owned brands, will adversely impact our overall gross margin. In the longer term, shifts in merchandise mix driven by changes in customer demand may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. We believe our efforts to manage inventory levels have impacted the percentage of sales at full price, gross margins on marked-down merchandise, and gross margin in the current period and will likely continue to impact the percentage of sales at full price, gross margin on marked-down merchandise, and gross margin in the near term. In addition, our sales demand has been adversely impacted as a result of COVID-19, which will add additional pressure to our inventory position. In response, we have significantly reduced planned inventory receipts by canceling or delaying orders. These efforts have impacted and may continue to impact our inventory balance and the pace of growth in net sales in the near term.

Investment in our Operations and Infrastructure

We have made investments over time to grow our client base and enhance our offerings. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment center, and logistics infrastructure as we launch new brands, expand internationally and drive operating efficiencies.  We believe these investments will yield positive returns in the long term, however, we cannot be certain that these efforts will grow our customer base or be cost-effective. In the near term, we have reduced capital expenditures in response to the COVID-19 pandemic.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FORWARD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 85.2% and 89.3% of our net sales for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, REVOLVE generated $124.5 million and $122.7 million in net sales, respectively, representing an increase of 1.5%. The net sales increase in the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in the number of orders placed by customers, partially offset by a decrease in average order value. We believe COVID-19 and, to a lesser extent, our efforts to manage inventory levels have materially impacted, and will continue to impact net sales and our gross margin in the near term.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 14.8% and 10.7% or our net sales for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, FORWARD generated $21.6 million and $14.7 million in net sales, respectively, representing an increase of 47.0%. The net sales increase in the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to increases in the number of orders placed by customers and average order value. If we are unable to continue to generate revenue and gross profit growth in the FORWARD segment, through the period impacted by COVID-19 and beyond, our financial results would be adversely impacted.

Net sales to customers outside of the United States contributed to 17.6% and 16.0% of our net sales for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, net sales to customers outside of the United States were $25.7 million and $21.9 million, respectively, representing an increase of 17.4%. Net sales to customers outside of the United States is impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in currencies have also had, and may continue to have, an adverse impact on our financial results. In addition, although net sales to customers outside the United States have also been, and likely will continue to be, negatively impacted by the COVID-19 pandemic, through the date of this report overall net sales to international customers have been relatively stronger than net sales to customers in the United States.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The recent COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival which historically resulted in peak sales during the second quarter of each fiscal year. We have also experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19 in the first quarter of 2020. The seasonality trends that we have experienced historically will continue to change for the remainder of 2020 as we navigate through the recent challenges presented by the COVID-19 pandemic. With the exception of this specific event or events like it, we expect our historical seasonality to continue in future years.  Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories and beauty. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties and other taxes, freight-in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by growth in orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which are further impacted by COVID-19.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. We expect fulfillment expenses to temporarily decrease in absolute dollars, in the near term, as we scale down our business in response to decreased consumer demand due to the COVID-19 pandemic and a reduction in hours worked in our fulfillment center. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to increase as a percentage of net sales in the short term as we are not able to fully offset the impact of COVID-19.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to temporarily decrease in absolute dollars, in the near term, as we scale down our business in response to decreased consumer demand due to the COVID-19 pandemic. Over the long term, we expect selling and distribution costs to decrease as a percentage of net sales, but we expect selling and distribution expenses to increase as a percentage of net sales in the short term as we are not able to fully offset the impact of COVID-19.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, affiliate marketing, paid social, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include our spend on brand marketing channels, including payments to influencers, events and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we will reduce our marketing investment in absolute dollars.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Because our general and administrative expenses are largely fixed and do not fluctuate with net sales, the near term impact of COVID-19 will increase general and administrative expenses as a percentage of net sales. We reduced costs in this area by reducing non-payroll related expenditures and we have reduced our payroll related expenses through salary, wage and schedule reductions, furloughs and to a lesser extent, layoffs. While these efforts will help mitigate the adverse impact of COVID-19, we may not be able to fully offset the impact. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income on our money market funds and interest expense and other fees associated with our line of credit.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net sales	$146,075	$137,343
Cost of sales	75,125	66,589
Gross profit	70,950	70,754
Operating expenses:
Fulfillment expenses	4,493	4,495
Selling and distribution expenses	21,779	20,591
Marketing expenses	21,950	19,498
General and administrative expenses	18,874	19,269
Total operating expenses	67,096	63,853
Income from operations	3,854	6,901
Other (income) expense, net	(127)	216
Income before income taxes	3,981	6,685
(Benefit from) provision for income taxes	(175)	1,723
Net income	$4,156	$4,962

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	51.4	48.5
Gross profit	48.6	51.5
Operating expenses:
Fulfillment expenses	3.1	3.3
Selling and distribution expenses	14.9	15.0
Marketing expenses	15.0	14.2
General and administrative expenses	12.9	14.0
Total operating expenses	45.9	46.5
Income from operations	2.6	5.0
Other (income) expense, net	(0.1)	0.2
Income before income taxes	2.7	4.9
(Benefit from) provision for income taxes	(0.1)	1.3
Net income	2.8%	3.6%

Comparison of the three months ended March 31, 2020 and 2019

Net Sales

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Net sales	$146,075	$137,343	$8,732	6.4%

The increase in net sales for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to sales to a larger number of customers, as the number of orders placed by customers increased 3.3% in the three months ended March 31, 2020 as compared to the same period for 2019.

Net sales in the REVOLVE segment increased 1.5% to $124.5 million in the three months ended March 31, 2020 compared to net sales of $122.7 million in the same period in 2019. Net sales generated from our FORWARD segment increased 47.0% to $21.6 million in the three months ended March 31, 2020 compared to net sales of $14.7 million in the same period in 2019. After increasing more than 20% year-over-year in January and February 2020 on a combined basis, net sales in March 2020 were adversely impacted by COVID-19, thus adversely impacting sales for the quarter.

Cost of Sales

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of sales	$75,125	$66,589	$8,536	12.8%
Percentage of net sales	51.4%	48.5%

The increase in cost of sales for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in the volume of merchandise sold. The increase in cost of sales as a percentage of net sales was due to a lower mix of REVOLVE merchandise sales, which generally carry a higher margin than that of the FORWARD segment, as well as lower gross margins within the REVOLVE segment as a result of higher markdown mix, which yielded lower gross margins as well as a lower mix of owned brand sales, which generally carry higher gross margins than that of third party brands. This was partially offset by higher gross margin year over year within the FORWARD segment.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Fulfillment expenses	$4,493	$4,495	$(2)	0.0%
Percentage of net sales	3.1%	3.3%

The decrease in fulfillment expenses for the three months ended March 31, 2020, as compared to the same period in 2019, was the result of a decrease in the incremental costs associated with moving into our new fulfillment center in the prior year and a reduction in rent expense during the transition period. The decrease in fulfillment expenses as a percentage of net sales was due to lower moving costs and rent expense as well as efficiencies gained through the consolidation and automation of our fulfillment center that took place in 2019.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Selling and distribution expenses	$21,779	$20,591	$1,188	5.8%
Percentage of net sales	14.9%	15.0%

The increase in selling and distribution expenses for the three months ended March 31, 2020, as compared to the same period in 2019, was the result of the increase in the number of orders shipped partially offset by lower merchant processing fees. Shipping and handling costs increased $0.7 million and customer service expenses increased $0.3 million while merchant processing fees decreased $0.2 million for the three months ended March 31, 2020 as compared to the same period in 2019.

Marketing Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing expenses	$21,950	$19,498	$2,452	12.6%
Percentage of net sales	15.0%	14.2%

The increase in marketing expenses for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to increased marketing investments to acquire customers and retain existing customers to drive higher net sales. We experienced an increase of $2.2 million for the three months ended March 31, 2020 as compared to the same period in 2019, in marketing expenses related to REVOLVE branded marketing events. Performance marketing expenses also increased $0.2 million in the three months ended March 31, 2020 as compared to the same period in 2019.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$18,874	$19,269	$(395)	(2.0)%
Percentage of net sales	12.9%	14.0%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net sales for the three months ended March 31, 2020 as compared to the same period in 2019, resulted primarily from efficiencies gained from scale and non-routine costs in the first quarter of 2019 that did not recur in the first quarter of 2020, partially offset by an increase in costs to operate as a public company.

Income Taxes

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Income before income taxes	$3,981	$6,685
(Benefit from) provision for income taxes	(175)	1,723
Effective tax rate	(4.4)%	25.8%

Due to the impact of the recent COVID-19 pandemic, we are unable to reliably estimate our annual effective tax rate for the three months ended March 31, 2020. Therefore, to calculate the benefit from income taxes we have utilized the actual effective tax rate for the current period.

The decrease in the effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the first quarter of 2020.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$103,579	$65,418
Accounts receivable, net	3,021	4,751
Working capital	103,840	97,816

As of March 31, 2020, the majority of our cash and cash equivalents was held for working capital purposes. In March 2020, due to the uncertain environment created by the COVID-19 pandemic and out of an abundance of caution, we elected to draw down $30 million in borrowings under our line of credit.  In addition, in the first part of April, we took preemptive actions to preserve our liquidity and manage our cash flow by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and to a lesser extent layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic and we could exhaust our available financial resources sooner than we currently expect.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO. As of March 31, 2020, we have raised a total of $68.3 million from the sale of equity units, net of costs and expenses associated with such financings, including net proceeds from our IPO.

Our primary use of cash includes operating costs such as merchandise purchases, compensation and benefits, marketing and other expenditures necessary to support our business growth. We used a substantial portion of the proceeds from the IPO to repurchase shares of our Class B common stock. We believe our existing cash and cash equivalent balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow additional funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Line of Credit

In March 2016, we entered into a line of credit with Bank of America, N.A. that provides us with up to $75.0 million aggregate principal in revolver borrowings. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. As of March 31, 2020, we had $30.0 million outstanding on the line of credit.  The weighted-average interest rate of debt outstanding at March 31, 2020 was 2.3%. No borrowings were outstanding as of December 31, 2019.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of March 31, 2020 and December 31, 2019.

Historical Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$8,081	$15,924
Net cash used in investing activities	(551)	(4,987)
Net cash provided by (used in) financing activities	30,975	(248)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2020, we generated $8.1 million of operating cash flow as compared to $15.9 million for the same period in 2019. The decrease in our operating cash flow was primarily due to unfavorable changes in working capital and to a lesser extent, a decrease in net income.

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

Net cash used in investing activities was $0.6 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to capital expenditures incurred during the three months ended March 31, 2019 relating to the consolidation and automation of our fulfillment center infrastructure, which was completed in late 2019.

Net Cash Provided by (Used in) Financing Activities

Until our IPO, our financing activities historically have primarily consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $31.0 million for the three months ended March 31, 2020, which was attributable to proceeds from borrowings on our line of credit and the cash proceeds from the exercise of stock options.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2019, which was attributable to payments of deferred offering costs.

Contractual Obligations

As of March 31, 2020, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019 we did not have any material off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

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

Interest Rate Sensitivity

Cash and cash equivalents are held primarily in money market funds and cash deposits. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on our line of credit borrowings incurred pursuant to the credit agreement described above accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case, which will need to be submitted for court approval prior to becoming final.  As a result, in December, 2019, we accrued approximately $1.0 million to general and administrative expenses which as of March 31, 2020, still remained accrued within accrued expenses on the accompanying condensed consolidated balance sheet.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially adversely affected, and likely will continue to adversely affect, our business, financial position, results of operations and growth prospects.

The COVID-19 pandemic has had, and likely will continue to have, severe negative repercussions across local, state and national economies and financial markets. The COVID-19 pandemic has caused a deterioration in the global economy and our industry and could result in a sustained period of substantial economic and financial turmoil. Our employees, suppliers and customers are located in areas affected by the COVID-19 pandemic, which has subjected us to many risks, including the impact from:

•	business restrictions and social distancing mandates, which have caused us to curtail normal operations and reduced productivity;

•	the postponement or cancellation of brand marketing events including the #REVOLVEfestival that have historically driven customer acquisition and demand for our merchandise;

•	changes in consumer behavior, confidence and discretionary spending;

•	supply chain disruptions; and

•	a global slowdown and profound economic uncertainty.

The ultimate scope and duration of the COVID-19 pandemic’s impact on the global economy and our industry are difficult to predict. There can be no assurances that the actions we have already taken or will take in response to the COVID-19 pandemic will prevent or mitigate any associated risks or repercussions. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on customer behavior, including any recession resulting from the pandemic, all of which are unpredictable. An extended period of economic disruption as a result of the COVID-19 pandemic would have a material negative impact on our business, financial position, results of operations and growth prospects. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

Our operating results could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

Prior to the COVID-19 outbreak we were growing rapidly; however, in response to the pandemic we have reduced costs and operations to a level that are more commensurate with current sales. Those actions included furloughs, pay reductions, reductions in capital expenditures and, to a lesser extent, layoffs, among other things. Consumer behavior may be slow to return to pre-COVID-19 patterns and levels, if at all. To effectively manage future growth we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To return to and support future growth, we must effectively induce service providers that were affected by our COVID-19 responses to return or stay with us or integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to return to growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to return employee compensation levels to pre-COIVD-19 levels or increase such compensation to remain competitive in attracting and retaining talented employees. We may not be able to re-hire or hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

We are also required to manage numerous relationships with various vendors and other third parties. Changes in our operations, vendor base, fulfillment center, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the return to growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

Our success largely depends on our ability to consistently gauge tastes and trends and provide a diverse and balanced assortment of merchandise that satisfies customer demands in a timely manner. We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, including near and long-term changes as a result of the COVID-19 pandemic could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, all of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results. Failure to respond to changing customer preferences and fashion trends could also negatively impact our brand image with our customers and result in diminished brand loyalty.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending, many of which are becoming increasingly present as a result of the COVID-19 pandemic, include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes reduce consumer confidence, and have, and in the future could, negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Our business is being adversely affected by the COVID-19 pandemic, the duration and severity of which is unpredictable.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•

fluctuations in net sales generated from the brands on our sites, including as a result of the continued effects of the COVID-19 pandemic, seasonality trends and the timing and success, including postponement and cancellations, of events that we host, such as the #REVOLVEfestival in the Coachella Valley;

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

The retail industry is highly competitive. We compete with department stores, specialty retailers, independent retail stores, the online offerings of these traditional retail competitors and eCommerce companies that market merchandise similar to the merchandise we offer. We believe our ability to compete depends on many factors within and beyond our control, including:

•	attracting new customers and engaging with existing customers;
•	cultivating our relationships with our customers;
•	further developing our data analytics capabilities;
•	maintaining favorable brand recognition and effectively marketing our services to customers;
•	the amount, diversity and quality of brands and merchandise that we or our competitors offer;
•	maintaining and curating an appealing portfolio of owned brands and merchandise;
•	the price at which we are able to offer our merchandise;
•	maintaining and growing our market share;
•	price fluctuations or demand disruptions of our third-party vendors;
•	the speed and cost at which we can deliver merchandise to our customers and the ease with which they can use our services to return merchandise; and
•	anticipating and quickly responding to changing apparel trends and consumer shopping preferences.

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

Competition, along with other factors such as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure. These factors may cause us to reduce prices to our customers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. Competitors have engaged in significantly heightened promotional activities as a result of the COVID-19 pandemic. As result of those activities and COVID-19-related changes in consumer behavior, we have experienced a lower level of sales at full price and deeper markdowns. If our prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period. The COVID-19 pandemic has introduced even further uncertainty to our operating forecasts and estimates of future net sales and gross margins. As a result of COVID-19, we have experienced declining net sales and gross margins in recent periods and we expect COVID-19 to continue to impact our operating results for some time. A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. As a result of the negative impact of COVID-19 on our net sales, we significantly reduced our fixed costs; however, these aggressive cost reductions may not be sufficient to maintain profitability in the near term and customer acquisition and lifetime value over the long term. Furthermore, we may be unable to further adjust our spending in a timely manner to compensate for any incremental unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

Our recent growth rates are not indicative of expected results in the near term.

Although our net sales and profitability grew rapidly prior to the COVID-19 outbreak in the United States, this should not be considered as indicative of our future near term performance. The duration and severity of the COVID-19 pandemic, and its impact on our business and consumer behavior, is unpredictable and may impede or prevent a return to growth. Even if we manage through the current crisis, we may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may not fully recover and could continue to decline or grow more slowly than we expect.

We believe that our return to revenue growth, and potential future growth, will depend upon, among other factors, our ability to:

•

address the short- and long-term impact of the COVID-19 pandemic by adjusting our cost structure, meeting our customers’ service expectations, shifting our marketing strategy and maintaining a relevant merchandise assortment;

•	identify new and emerging brands, maintain relationships with emerging and established brands, and develop, grow and curate existing owned brands or develop new owned brands;
•	acquire new customers and retain existing customers;
•	offer an assortment of merchandise that is attractive to consumers;
•	develop new features to enhance the consumer experience on our sites;
•	increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data analytics and technology;
•	add new suppliers and deepen our relationships with our existing suppliers;
•	enhance and scale the systems our consumers use to interact with our sites and invest in our infrastructure platform;

•	target additional categories and price points beyond premium apparel for Millennials, such as luxury, beauty, men’s apparel and lower price points;
•	expand internationally; and
•	pursue strategic acquisitions.

We cannot assure you we will be able to achieve any of the foregoing. Our customer base may not continue to grow or may decline as a result of the COVID-19 pandemic, increased competition, and the maturation of our business. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Over the course of 2019, we offered over 750 emerging and established brands through REVOLVE, including 24 brands developed and owned by us, which we refer to as owned brands, and over 300 brands through FORWARD, but we have a limited operating history with many of these brands. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers. The impact of the COVID-19 pandemic on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted. A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations or if they increase their rates, our business may suffer irreparable damage or our costs may increase. In addition, the COVID-19 pandemic has negatively impacted the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted.  In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. While COVID-19-related travel restrictions and social distancing measures remain in place we are unable to engage with consumers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other activities that we have used to acquire customers and drive sales. If our shifts in marketing to address these restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest, YouTube and TikTok accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior changes as a result of the COVID-19 pandemic we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer. Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld, and #REVOLVEawards, as well as short-term pop-up retail experiences. We anticipate that our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. In addition, several of such events have been, and may in the future be, postponed or cancelled in response to the COVID-19 pandemic. Furthermore, it is uncertain whether the behavior of our target demographics will change as a result of the pandemic in a manner that makes such events less effective. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

A significant portion of our net sales are generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the merchandise we offer. If existing customers no longer find our offerings appealing, or if we are unable to timely update our offerings to meet current trends and customer demands, our existing customers may make fewer or smaller purchases in the future. The COVID-19 pandemic has also adversely impacted our ability to retain existing customers. A decrease in the number of our customers who make repeat purchases or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time, and if we are unable to do so, our business may suffer. If we fail to generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results and financial condition could be materially adversely affected.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty styles to our sites every week, and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units, or SKUs. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by the COVID-19 pandemic, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our results are impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years; however, given the impact of the COVID-19 pandemic, including the postponement and cancellation of several events such as #REVOLVEfestival, 2020 will likely not follow typical patterns.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by disruptions in the supply chain due to a number of factors, including, for example, the COVID-19 pandemic, particularly in China. A substantial majority of our owned brand products and a substantial portion of the products we source from third parties are manufactured in China.  The COVID-19 pandemic has impacted, and will continue to impact, our supply chain and may delay or prevent the manufacturing or transport of product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 60 days from the original purchase date. Given the interruptions related to the COVID-19 pandemic, we instituted a temporary policy that merchandise returns will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. Due to this extension of the return period and as shelter in place restrictions are lifted, we may experience heightened levels of returns, which may negatively impact our operating results and financial position.

Any inability to identify, develop and introduce new merchandise offerings in a timely and cost-effective manner may damage our business, financial condition and operating results.

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

As part of our ongoing business strategy we expect we will need to continue to introduce new products in our traditional product categories of clothing, shoes and accessories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. For example, we launched a lower price point offering in March 2019, which may adversely affect customer lifetime value and our operating results. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of COVID-19, we experienced a delay in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer as a result of the COVID-19 pandemic or otherwise, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

Our sole fulfillment center is located Los Angeles County which has imposed restrictions on businesses in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is an outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries including India to source and manufacture all of our products under our owned brands. The outbreak of COVID-19 led to the temporary closure and reduced capacity of our manufacturing partners, which resulted in delayed delivery of product to us. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customer experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. The COVID-19 outbreak caused delayed shipments from our manufacturing partners and other third party suppliers, initially in China but over time impacting third parties worldwide. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

Our failure to adequately and effectively staff our fulfillment center, through third parties or with our own employees, could adversely affect our customer experience and operating results.

We currently receive and distribute merchandise at a single fulfillment center in Los Angeles County, which is not operated by a third party. If we are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have also adversely impacted our ability to staff our fulfillment center. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is an outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

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

Our success, including our ability to anticipate and effectively respond to changing style trends, depends in part on our ability to attract and retain key personnel on our executive team, particularly our co-chief executive officers, and in our merchandising, data science, engineering, marketing, design and other organizations. Competition for key personnel is strong, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel. In response to the COVID-19 pandemic we undertook cost reduction measures that included salary reductions, furloughs and, to a lesser extent, layoffs. Over the long term, such actions may adversely affect our ability to retain and attract employees. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our co-chief executive officers have unique and valuable experiences leading our company from its inception through today. If either of them were to depart or otherwise reduce their focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

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

The COVID-19 pandemic and the related, recently extended shelter-in-place orders in California and throughout the United States, have resulted in unforeseen financial challenges and uncertainties. We have taken various cost-cutting measures in response, including salary reductions, furloughs and, to a lesser extent, layoffs, which may implicate the federal Worker Adjustment and Retraining Notification Act and the analogue California law. These laws typically require, among other things, that companies notify affected employees and certain government agencies and elected officials of any mass layoff at least 60 days before the layoff, with associated wage and hour penalties for failure to provide proper notice. However, under both federal law and, as a result of California Governor Gavin Newsom’s Executive Order N-31-20, California law, employers may, as we have done, avail themselves of exceptions from providing the full 60 days’ notice based on unforeseen business circumstances.

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

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the Payment Card Industry Data Security Standard, or PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject.  Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

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

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union’s regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Act that substantially implements the GDPR also became law in May 2018, and was further amended pursuant to a statutory amendment in 2019 that further aligns it with the GDPR. The GDPR also increases the penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA was amended on multiple occasions and is the subject of proposed regulations issued by the California Attorney General regarding certain aspects of the CCPA, with those regulations yet to be finalized.  Aspects of the CCPA remain unclear and there is uncertainty regarding its interpretation and enforcement. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Prior to our initial public offering in June 2019, there was no public market for our common stock.  The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may result in significant price and volume fluctuations. The market price of our Class A common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	the impact of, including but not limited to the market volatility and economic disruption caused by, COVID-19;
•	actual or anticipated fluctuations in our customer base, the level of customer engagement, net sales or other operating results;
•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our stockholders who held shares prior to our initial public offering, all of which hold shares of Class B common stock, collectively own shares representing approximately 97% of the voting power of our outstanding capital stock as of March 31, 2020. MMMK Development, Inc., an entity controlled by our co-chief executive officers, controls 70% of the voting power of our outstanding capital stock as of March 31, 2020 and therefore is able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Our bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Bylaws of Revolve Group, Inc.	10-Q	001-38927	3.2	August 12, 2019

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 26, 2020

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Credit Agreement, dated as of March 23, 2016, between the Twist Holdings, LLC, Advance Holdings LLC, Alliance Apparel Group, Inc., Eminent, Inc. Advance Development, Inc. and Bank of America, N.A.	S-1/A	333-227614	10.10	October 9, 2018

10.12	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc., Twist Holdings, LLC, Advance Holdings, LLC and Bank of America, N.A.	S-1/A	333-227614	10.11	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.15+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.16+	Executive Employment Agreement between Eminent, Inc. and David Pujades	S-1/A	333-227614	10.15	October 9, 2018

10.17	Form of Stock Repurchase Agreement	S-1/A	333-227614	10.17	May 28, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan.
*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Revolve Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLVE GROUP, INC.

By:	/s/ JESSE TIMMERMANS
Jesse Timmermans
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 14, 2020