Form 10-Q
period 2020-06-30
Revolve Group, Inc.
filed 2020-08-13
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, 15,930,974 shares of the registrant’s Class A common stock and 53,568,912 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$150,772	$65,418
Accounts receivable, net	4,849	4,751
Inventory	64,510	104,257
Income taxes receivable	—	761
Prepaid expenses and other current assets	19,585	24,155
Total current assets	239,716	199,342
Property and equipment, net	12,673	13,517
Intangible assets, net	1,287	1,457
Goodwill	2,042	2,042
Other assets	592	642
Deferred income taxes	15,924	15,290
Total assets	$272,234	$232,290
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,893	$29,813
Line of credit	24,000	—
Income taxes payable	4,448	470
Accrued expenses	20,720	19,399
Returns reserve	28,336	35,104
Other current liabilities	17,400	16,740
Total current liabilities	120,797	101,526
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 15,930,974 and 14,009,859 shares issued and outstanding as of June 30, 2020 and December 31, 2019 respectively.	16	14
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 53,568,912 and 55,069,124 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	54	55
Additional paid-in capital	76,765	74,018
Retained earnings	74,602	56,677
Total stockholders' equity	151,437	130,764
Total liabilities and stockholders’ equity	$272,234	$232,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$142,784	$161,897	$288,859	$299,240
Cost of sales	70,713	71,479	145,838	138,068
Gross profit	72,071	90,418	143,021	161,172
Operating expenses:
Fulfillment	3,799	5,301	8,292	9,796
Selling and distribution	19,054	23,639	40,833	44,230
Marketing	14,638	24,914	36,588	44,412
General and administrative	15,776	18,836	34,650	38,105
Total operating expenses	53,267	72,690	120,363	136,543
Income from operations	18,804	17,728	22,658	24,629
Other expense, net	174	444	47	660
Income before income taxes	18,630	17,284	22,611	23,969
Provision for income taxes	4,394	4,543	4,219	6,266
Net income	14,236	12,741	18,392	17,703
Less: Repurchase of Class B common stock upon corporate conversion	—	(40,816)	—	(40,816)
Net income (loss) attributable to common stockholders	$14,236	$(28,075)	$18,392	$(23,113)
Earnings (net loss) per share of Class A and Class B common stock:
Basic	$0.21	$(0.57)	$0.27	$(0.51)
Diluted	$0.20	$(0.57)	$0.26	$(0.51)
Weighted average Class A and Class B common shares outstanding:
Basic	69,415	49,025	69,367	45,481
Diluted	71,659	49,025	71,781	45,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$14,236	$12,741	$18,392	$17,703
Other comprehensive (loss) income:
Cumulative translation adjustment	(123)	(130)	(467)	13
Total other comprehensive (loss) income	(123)	(130)	(467)	13
Total comprehensive income	$14,113	$12,611	$17,925	$17,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$18,392	$17,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,396	1,584
Equity-based compensation	1,432	1,032
Deferred income taxes	(634)	(2,241)
Changes in operating assets and liabilities:
Accounts receivable	(98)	(3,036)
Inventories	39,747	(13,184)
Income taxes receivable	761	(1,142)
Prepaid expenses and other current assets	4,570	(271)
Other assets	50	36
Accounts payable	(3,920)	9,468
Income taxes payable	3,978	(36)
Accrued expenses	1,321	3,137
Returns reserve	(6,768)	7,171
Other current liabilities	660	2,462
Net cash provided by operating activities	61,887	22,683
Investing activities:
Purchases of property, equipment and other	(1,381)	(9,755)
Net cash used in investing activities	(1,381)	(9,755)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	57,077
Repurchase of Class B common stock upon corporate conversion	—	(40,816)
Proceeds from borrowings on line of credit	30,000	—
Repayment of borrowings on line of credit	(6,000)
Payment of deferred offering costs	(41)	(726)
Proceeds from the exercise of stock options, net	1,356	—
Net cash provided by financing activities	25,315	15,535
Effect of exchange rate changes on cash and cash equivalents	(467)	13
Net increase in cash and cash equivalents	85,354	28,476
Cash and cash equivalents, beginning of period	65,418	16,369
Cash and cash equivalents, end of period	$150,772	$44,845
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$190	$—
Income taxes, net of refund	$102	$9,674
Supplemental disclosure of non-cash activities:
Deferred offering costs accrued, unpaid	$—	$603

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

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2019 contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2020.

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for the three and six months ended June 30, 2020. While the length and severity of the reduction and shift in consumer demand related to COVID-19 remains uncertain, we expect that our business operations and results of operations, including our net sales, will be materially impacted through the remainder of 2020.

In April 2020 we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results improved throughout the second quarter of 2020, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned the majority of our corporate employees, except for executives and senior management, to their pre-COVID-19 salaries and wages. In addition, we accrued for discretionary bonuses related to second quarter performance with payment subject to full year performance. We also began to sequentially increase our inventory purchases and incur certain operating expenses to support the improving trends in consumer demand. Through our aggressive cost control and purchase commitment reductions, we were able to increase the balance of our cash and cash equivalents during the three months ended June 30, 2020.  We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, and goodwill, reserves for income tax uncertainties and other contingencies, and breakage of store credit and gift cards.

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

In accordance with our policy on returns and exchanges, merchandise returns are accepted for full refund if returned within 30 days of the original purchase date and may be exchanged up to 60 days from the original purchase date. We modify our policy during the holiday season to extend the return and exchange period. In addition, to provide our customers with more flexibility to return or exchange during this time of increased social distancing as a result of the COVID-19 pandemic, merchandise returns for purchases made starting in March 2020 will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience and expected future returns, which is recorded as a reduction of sales and cost of sales.

The following table presents a rollforward of our sales return reserve for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$20,975	$37,153	$35,104	$29,184
Returns	(85,652)	(196,180)	(259,174)	(343,798)
Provisions	93,013	195,382	252,406	350,969
Ending balance	$28,336	$36,355	$28,336	$36,355

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three and six months ended June 30, 2020 was $0.2 million and $1.0 million, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, a lessee is generally required to recognize the lessee’s rights and obligations resulting from leases on the balance sheet by recording a right-of-use asset and a lease liability. The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In November 2019, the FASB issued ASU No. 2019-10 extending the effective date of this new lease standard by one year. In June 2020, the FASB issued ASU No. 2020-05, further extending the effective date by one year making it effective for us for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The standard requires recognizing and measuring leases using a modified retrospective approach or allowing for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than at the beginning of the earliest comparative period presented. We plan to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carry forward the historical lease classification of our existing leases. However, we are still evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

Note 3. Line of Credit

On March 23, 2016, we entered into a line of credit agreement with Bank of America, N.A, with an expiration date of March 23, 2021. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. As of June 30, 2020, we had $24.0 million outstanding on the line of credit.  The weighted-average interest rate of debt outstanding at June 30, 2020 was 2.2%.  No borrowings were outstanding as of December 31, 2019.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter in transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of June 30, 2020 and December 31, 2019.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. As of June 30, 2020, approximately 2.9 million common shares remain available for future issuance under the 2019 Plan.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

Option activity for the six months ended June 30, 2020 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2020	4,916,074	$6.30	5.6	$59,368
Granted	1,613,980	9.69	9.7
Exercised	(420,903)	3.22	—
Forfeited	(34,864)	14.54	—
Expired	(3,680)	15.62	—
Balance at June 30, 2020	6,070,607	7.36	6.3	46,131
Exercisable at June 30, 2020	3,301,090	4.72	4.4	33,679
Vested and expected to vest	5,960,056	7.38	6.4	45,151

RSU award activity for the six months ended June 30, 2020 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2020	13,130	$19.04	3.6	$242
Granted	6,618	15.11	1.0
Released	(3,883)	25.75	—
Forfeited	—	—	—
Unvested at June 30, 2020	15,865	15.76	1.8	236

There were 990,700 options and 6,618 RSUs granted during the three months ended June 30, 2020 and 1,613,980 options and 6,618 RSUs granted during the six months ended June 30, 2020. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2020 was $4.18 per share and $5.29 per share, respectively.

As of June 30, 2020, there was $12.8 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 4.0 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $0.9 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. There was an excess income tax benefit of $0.5 million and $0 recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $0 for the six months ended June 30, 2020 and 2019, respectively.

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

Legal Proceedings

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case which will need to be submitted for court approval prior to becoming final.  Due to court closures and logistical complications related to the COVID-19 pandemic, resolution of this matter has not moved forward. In December 2019, we accrued approximately $1.0 million to general and administrative expenses which as of June 30, 2020, still remained accrued within accrued expenses on the accompanying condensed consolidated balance sheet.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before income taxes	$18,630	$17,284	$22,611	$23,969
Provision for income taxes	4,394	4,543	4,219	6,266
Effective tax rate	23.6%	26.3%	18.7%	26.1%

The decrease in the effective tax rate for the three and six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the first and second quarters of 2020.

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

The CARES Act did not materially affect our income tax provision, deferred tax assets and liabilities, and related taxes payable for three and six months ended June 30, 2020. Although we currently do not expect the impact to be material, we will continue to assess the future implications of these provisions within the CARES Act on our condensed consolidated financial statements.

Note 7. Members’/Stockholders’ Equity

Changes in members’/stockholders’ equity for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,381,475	$70	$75,556	$60,489	$136,115
Issuance of Class A common stock from exercise of stock options	118,411	—	382	—	382
Equity-based compensation	—	—	868	—	868
Cumulative translation adjustment	—	—	—	(123)	(123)
Other	—	—	(41)	—	(41)
Net income	—	—	—	14,236	14,236
Ending balance	69,499,886	$70	$76,765	$74,602	$151,437

	Three Months Ended June 30, 2019
	Class T Preferred Units		Class A Common Units		Common Stock		Additional Paid-in	Accumulated Members' Equity/	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Retained Earnings	Equity
	(in thousands, except unit and share data)
Beginning balance	23,551,834	$15,000	41,936,219	$4,059	—	$—	$—	$66,661	$85,720
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(4,059)	67,889,013	68	18,991	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	53,224	—	53,227
Equity-based compensation	—	—	—	—	—	—	521	—	521
Cumulative translation adjustment	—	—	—	—	—	—	—	(130)	(130)
Net income	—	—	—	—	—	—	—	12,741	12,741
Ending balance	—	$—	—	$—	68,870,405	$69	$72,736	$38,458	$111,263

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options	420,903	1	1,356	—	1,357
Equity-based compensation	—	—	1,432	—	1,432
Cumulative translation adjustment	—	—	—	(467)	(467)
Other	—	—	(41)	—	(41)
Net income	—	—	—	18,392	18,392
Ending balance	69,499,886	$70	$76,765	$74,602	$151,437

	Six Months Ended June 30, 2019
	Class T Preferred Units		Class A Common Units		Common Stock		Additional Paid-in	Accumulated Members' Equity/	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Retained Earnings	Equity
	(in thousands, except unit and share data)
Beginning balance	23,551,834	$15,000	41,936,219	$3,548	—	$—	$—	$61,270	$79,818
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(3,548)	67,889,013	68	18,480	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	53,224	—	53,227
Equity-based compensation	—	—	—	—	—	—	1,032	—	1,032
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	286	286
Cumulative translation adjustment	—	—	—	—	—	—	—	13	13
Net income	—	—	—	—	—	—	—	17,703	17,703
Ending balance	—	$—	—	$—	68,870,405	$69	$72,736	$38,458	$111,263

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

For the three and six months ended June 30, 2020, the calculation of diluted earnings (net loss) per share for Class A common stock assumes the conversion of Class B common stock, while diluted earnings (net loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock. Similarly, outstanding options to purchase Class B common stock and RSUs that are dilutive are included in the calculation of diluted earnings (net loss) for both Class A and Class B common stock. For the purpose of calculating basic and diluted earnings (net loss) per share for the three and six months ended June 30, 2019, the $40.8 million of Class B shares issued and subsequently repurchased in connection with our IPO to satisfy the total preference amount for the Class T Units is treated as a dividend and subtracted from net income available to common stockholders on a proportionate basis. In addition, the net losses for the three and six months ended June 30, 2019 were not allocated to our participating security as the Class T preferred units were not contractually obligated to share in our losses.

Basic and diluted earnings (net loss) per share and the weighted-average shares outstanding have been computed for all periods shown below to give effect to the reverse split, the Corporate Conversion that occurred in connection with our IPO, and the repurchase of Class B shares. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The following table presents the calculation of basic and diluted earnings (net loss) per share:

	Three months ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$3,251	$10,985	$912	$11,829	$4,156	$14,236	$683	$17,020
Repurchase of Class B common stock	—	—	(2,922)	(37,894)	—	—	(1,575)	(39,241)
Net income (loss) attributable to common stockholders — basic	$3,251	$10,985	$(2,010)	$(26,065)	$4,156	$14,236	$(892)	$(22,221)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	10,985	—	—	—	14,236	—	—	—
Reallocation of undistributed earnings to Class B shares	—	102	—	—	—	140	—	—
Net income (loss) attributable to common stockholders — diluted	$14,236	$11,087	$(2,010)	$(26,065)	$18,392	$14,376	$(892)	$(22,221)
Denominator
Weighted average shares used to compute earnings (net loss) per share — basic	15,846	53,569	3,510	45,515	15,673	53,694	1,755	43,726
Conversion of Class B to Class A common shares outstanding	53,569	—	—	—	53,694	—	—	—
Effect of dilutive stock options and RSUs	2,244	2,244	—	—	2,414	2,414	—	—
Weighted average number of shares used to compute earnings (net loss) per share — diluted	71,659	55,813	3,510	45,515	71,781	56,108	1,755	43,726
Earnings (net loss) per share:
Basic	$0.21	$0.21	$(0.57)	$(0.57)	$0.27	$0.27	$(0.51)	$(0.51)
Diluted	$0.20	$0.20	$(0.57)	$(0.57)	$0.26	$0.26	$(0.51)	$(0.51)

The following have been excluded from the computation of basic and diluted earnings (net loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options to purchase Class B shares and RSUs	2,676	4,001	3,337	3,665

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

Revenue from external customers for each group of similar products and services is not reported to our chief operating decision makers. The separate identification for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop would be excessive. During the three and six months ended June 30, 2020 and 2019, no customer represented over 10% of net sales. The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2020	2019	2020	2019
REVOLVE	$126,921	$143,944	$251,393	$266,595
FORWARD	15,863	17,953	37,466	32,645
Total	$142,784	$161,897	$288,859	$299,240

Gross profit
REVOLVE	$66,233	$82,837	$128,613	$148,100
FORWARD	5,838	7,581	14,408	13,072
Total	$72,071	$90,418	$143,021	$161,172

The following table lists net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$116,270	$136,055	$236,600	$251,460
Rest of the world (1)	26,514	25,842	52,259	47,780
Total	$142,784	$161,897	$288,859	$299,240

(1)	No individual country exceeded 10% of total net sales for any period presented.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets.  Our cash equivalents were $117.9 million and $37.6 million as of June 30, 2020 and December 31, 2019, respectively.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Expected merchandise returns, net	$11,171	$12,989
Advanced payments on inventory to be delivered from vendors	3,486	4,605
Prepaid insurance	1,031	1,858
Prepaid packaging	278	393
Prepaid rent	242	381
Other	3,377	3,929
Total prepaid expenses and other current assets	$19,585	$24,155

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Marketing	$7,085	$6,127
Salaries and related benefits	5,608	4,275
Selling and distribution	3,123	3,360
Sales taxes	2,247	3,023
Other	2,657	2,614
Total accrued expenses	$20,720	$19,399

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Store credit	$10,221	$10,080
Gift cards	1,644	2,133
Other	5,535	4,527
Total other current liabilities	$17,400	$16,740

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain consumers, and these efforts have led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through retargeting, paid search/product listing ads, affiliate marketing, paid social, personalized email marketing and mobile “push” communications through our app.

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

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free express shipping, free returns and all-inclusive pricing, for customers in the United Kingdom and the European Union in May 2018, in Australia in late 2018, and free express shipping and free returns in New Zealand and Singapore in January 2020. We are gradually increasing our level of investment in international expansion, by focusing on Europe, Australia and Canada as well as Asia Pacific over the long term. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Recent Developments

The COVID-19 pandemic has had a materially negative impact on our net sales starting in the second week of March 2020 coincident with the escalation of the COVID-19 outbreak in the United States and elsewhere.  Net sales began to decline significantly year-over-year beginning mid-March 2020. Net sales remained lower year-over-year as we entered the second quarter of 2020, but improved each month before exiting the second quarter with year-over-year net sales growth as we continued to adjust our marketing and merchandising assortment and as states began reopening and easing shelter-in-place restrictions.  We also experienced weakness in some of our key operating metrics and headwinds in the factors affecting our performance which has continued into the third quarter. For additional information see the section captioned “—Key Operating and Financial Metrics” and “—Factors Affecting Our Performance.”

In early April 2020, shortly after the pandemic began to materially impact our net sales and based on our projections at the time, we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices.

As our business operations and operating results improved throughout the second quarter of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions, we began the process of bringing back certain furloughed employees and returned the majority of our corporate employees, except for executives and senior management, to their pre-COVID-19 salaries and wages. In addition, we accrued for discretionary bonuses related to second quarter performance with payment subject to full year performance. In response to the improving trends in consumer demand, we sequentially increased our inventory purchases for future periods and increased operating expenses to support the business.

Our facilities and employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. The vast majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing, enhanced cleaning and sanitation and periodic testing. Government restrictions on travel and social distancing have caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, our ongoing #REVOLVEaroundtheworld series of activations as well as other social activities that drove demand for many of our products. As of the date of this report, many states have begun easing and lifting shelter-in-place orders, however, it is unclear whether these restrictions will be reimposed due to a recent surge of new cases or if the COVID-19 pandemic will spur long-term changes in consumer behavior.

Our supply chain has also been impacted by COVID-19. Initially, the impact was largely isolated to production and shipping delays in China, but as COVID-19 spread worldwide the impact to our supply chain broadened to include European nations. The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which has led to a significant decline in our inventory balance. With the improving trends in consumer demand during the second quarter, we began to increase our inventory purchases to support future expected demand. As a result of the increase in inventory purchases, we expect our inventory balance to increase in the third and fourth quarters of 2020, as compared to the second quarter of 2020. As compared to the prior year, we expect inventory to continue to be lower throughout 2020. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

While we expect the effects of the pandemic and the related responses to continue to negatively impact our operating results, the duration and severity of the COVID-19 pandemic is unpredictable and we cannot reasonably estimate the extent to which our business will continue to be affected.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except average order value and percentages)
Gross margin	50.5%	55.8%	49.5%	53.9%
Adjusted EBITDA	$20,877	$18,968	$26,486	$27,517
Free cash flow	$52,976	$1,991	$60,506	$12,928
Active customers	1,533	1,359	1,533	1,359
Total orders placed	1,163	1,294	2,335	2,429
Average order value	$204	$275	$231	$268

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

Gross margin is impacted by the mix of brands and categories of styles that we sell on our sites. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FORWARD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, in the near term, we expect that the contribution of owned brands will decrease, which will adversely impact our overall gross margin. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We monitor the percentage of sales that occur at full price, which we believe reflects customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns. The quantity and depth of markdowns has been elevated in recent periods and may remain elevated in the short-term, in large part, as a result of the COVID-19 pandemic that has reduced consumer demand and led to increased promotional activity.

The COVID-19 pandemic has negatively impacted gross margins in several ways. Product mix has shifted away from certain categories, such as dresses, with relatively high margins, to other categories, such as beauty, with lower margins. The percentage of full price sales has decreased as we have reduced our inventory balance and reacted to heightened promotional activities by our competitors, many of whom have physical storefronts and have been impacted even more than eCommerce companies, such as us. In addition, the contribution to net sales from our owned brands has decreased as described below in the section captioned “—Factors Affecting Our Performance—Merchandise Mix.” As a result of our cost reduction efforts described above in the section captioned “—Recent Developments,” and as a result of work restrictions imposed by Los Angeles County that have impeded our ability to design new styles and develop new brands, we expect that contribution of owned brands will be adversely affected for at least the remainder of 2020.

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

A reconciliation of non-GAAP adjusted EBITDA to net income for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$14,236	$12,741	$18,392	$17,703
Excluding:
Other expense, net	174	444	47	660
Provision for income taxes	4,394	4,543	4,219	6,266
Depreciation and amortization	1,205	889	2,396	1,584
Equity-based compensation	868	521	1,432	1,032
Non-routine items(1)	—	(170)	—	272
Adjusted EBITDA	$20,877	$18,968	$26,486	$27,517

(1)	Non-routine items in the three and six months ended June 30, 2019 primarily relate to legal settlements.

Adjusted EBITDA for the three months ended June 30, 2020 was positively impacted by a substantial decrease in operating expenses, both in absolute dollars and as a percentage of net sales, partially offset by lower net sales and lower gross margins in the three months ended June 30, 2020 compared to the same period in 2019. Adjusted EBITDA for the six months ended June 30, 2020 was negatively impacted by lower net sales and lower gross margins, partially offset by lower operating expenses in absolute dollars and as a percentage of net sales in the six months ended June 30, 2020 relative to the same period in 2019.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in capital expenditures. We view free cash flow as an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital.

A reconciliation of non-GAAP free cash flow to cash provided by operating activities for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by operating activities	$53,806	$6,759	$61,887	$22,683
Purchases of property and equipment	(830)	(4,768)	(1,381)	(9,755)
Free cash flow	$52,976	$1,991	$60,506	$12,928
Net cash used in investing activities	$(830)	$(4,768)	$(1,381)	$(9,755)
Net cash (used in) provided by financing activities	$(5,660)	$15,783	$25,315	$15,535

Free cash flow for the three months ended June 30, 2020 was positively impacted by the significant reduction in the amount of inventory purchases, a decrease in capital expenditures and, to a lesser extent, favorable changes in working capital compared to the same period in 2019. Free cash flow for the six months ended June 30, 2020 was positively impacted by the significant reduction in the amount of inventory purchases and a decrease in capital expenditures, partially offset by unfavorable changes in working capital compared to the same period in 2019.

Adjusted Diluted Earnings per Share

Adjusted diluted earnings per share is a non-GAAP financial measure that we calculate as diluted earnings (net loss) per share adjusted to exclude the per share impact of the issuance and repurchase of Class B common stock as part of our initial public offering, or IPO. We believe adjusted diluted earnings per share, excluding the impact of the repurchase of our Class B common stock, is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. See Note 8, Earnings (Net Loss) per Share, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our calculation of earnings (net loss) per share.

A reconciliation of non-GAAP adjusted diluted earnings per share to diluted earnings (net loss) per share for the three and six months ended June 30, 2020 and 2019 is as follows (in dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Earnings (net loss) per share — diluted	$0.20	$0.20	$(0.57)	$(0.57)	$0.26	$0.26	$(0.51)	$(0.51)
Repurchase of Class B common stock, net	—	—	0.75	0.75	—	—	0.76	0.76
Adjusted earnings per share — diluted	$0.20	$0.20	$0.18	$0.18	$0.26	$0.26	$0.25	$0.25

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

Total orders placed decreased in the three and six months ended June 30, 2020 relative to the same periods in 2019 due to reduced demand as a result of the COVID-19 pandemic. Although the year-over-year comparison improved during the second quarter of 2020, returning to a positive year-over-year comparison in June consistent with net sales trends, due to the COVID-19 pandemic, it remains uncertain whether total orders placed will continue to remain positive on a year-over-year basis.

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

Average order value decreased for the three and six months ended June 30, 2020 relative to the same periods in 2019 driven by a shift in mix toward lower price point categories such as beauty, fewer units per order, a lower percentage of full price sales and higher markdowns on our marked down product. We expect average order value to continue to be lower year-over-year in the near term, primarily due to increased markdowns as well as a shift in mix to product categories with lower average selling prices due to the COVID-19 pandemic.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The recent COVID-19 pandemic had a material adverse impact on our business operations and operating results for the first and second quarters of 2020 due to continued business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved, particularly in the latter half of the second quarter. However, the COVID-19 pandemic is highly uncertain and we continue to expect that our business operations and results of operations will be adversely impacted through the remainder of 2020, including as a result of:

•

continued COVID-19 requirements for social distancing, including requirements by certain government authorities around the world for people to continue to remain at home and for the closure of non-essential businesses frequented by our customers for special social occasions;

•	certain states, in particular California, Florida and Texas, halting and even reversing the easing of business restrictions.

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

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow as well as temporarily adjusting our cost structure to more closely align with top line demand and meet our short-term liquidity needs. For additional information, see the section captioned “—Recent Developments.”

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

The COVID-19 pandemic has had a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets. We believe consumer demand has also been adversely impacted by the current political environment, including recent large-scale social unrest across much of the United States and volatile international trade relations.

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

Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. With the onset of COVID-19, competition abated on both social media platforms as well as within the performance marketing channels we utilize to drive traffic. This resulted in favorable pricing. As competition and demand increased throughout the second quarter of 2020, pricing also began to increase. Despite the changing external environment and competitive landscape, we believe we have been able to maintain the effectiveness and efficiency of these channels. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic, we have been and will continue to be unable to engage with our customers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other travel and social related activities. As a result, we have shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer. If our efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Furthermore, if competition for social media and influencer-based marketing channels returns to or exceeds pre-COVID-19 levels, our operating results may be adversely affected.

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

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. We believe our level of inventory in comparison to our net sales has impacted the percentage of sales at full price, gross margins on marked-down merchandise, and overall gross margin in the current period and will likely continue to impact the percentage of sales at full price, gross margin on marked-down merchandise, and overall gross margin in the near term. In addition, our sales demand has been adversely impacted as a result of COVID-19. In response, we have significantly reduced inventory receipts by canceling or delaying orders, which has led to a significant decline in our inventory balance. As our sales demand improved sequentially throughout the second quarter, we increased our inventory purchases to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient inventory or the appropriate assortment to meet customer demand.

Investment in our Operations and Infrastructure

We have made investments over time to grow our customer base and enhance our offerings. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment center, and logistics infrastructure as we launch new brands, expand internationally and drive operating efficiencies.  We believe these investments will yield positive returns in the long term, however, we cannot be certain that these efforts will grow our customer base or be cost-effective. In the near term, we have reduced capital expenditures in response to the COVID-19 pandemic.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FORWARD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 88.9% of our net sales for both the three months ended June 30, 2020 and 2019 and 87.0% and 89.1% of our net sales for the six months ended June 30, 2020, and 2019, respectively. During the three months ended June 30, 2020 and 2019, REVOLVE generated $126.9 million and $143.9 million in net sales, respectively, representing a decrease of 11.8%. During the six months ended June 30, 2020 and 2019, REVOLVE generated $251.4 million and $266.6 million in net sales, respectively, representing a decrease of 5.7%. The net sales decreases in the three and six months ended June 30, 2020, as compared to the same periods in 2019, were primarily due to a decrease in average order value as well as a decrease in the number of orders placed by customers, partially offset by fewer merchandise returns. We believe COVID-19 and, to a lesser extent our efforts to manage inventory levels, have materially impacted, and will continue to impact net sales and our gross margin in the near term.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 11.1% of our net sales for both the three months ended June 30, 2020 and 2019 and 13.0% and 10.9% of our net sales for the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, FORWARD generated $15.9 million and $18.0 million in net sales, respectively, representing a decrease of 11.6%. During the six months ended June 30, 2020 and 2019, FORWARD generated $37.5 million and $32.6 million in net sales, respectively, representing an increase of 14.8%. The net sales decrease in the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in average order value as well as a decrease in the number of orders placed by customers. The net sales increase in the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the number of orders placed by customers partially offset by a decrease in average order value and fewer merchandise returns. If we are unable to continue to generate revenue and gross profit growth in the FORWARD segment, through the period impacted by COVID-19 and beyond, our financial results would be adversely impacted.

Net sales to customers outside of the United States contributed to 18.6% and 16.0% of our net sales for the three months ended June 30, 2020 and 2019, respectively, and 18.1% and 16.0% for the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, net sales to customers outside of the United States were $26.5 million and $25.8 million, respectively, representing an increase of 2.6%. During the six months ended June 30, 2020 and 2019, net sales to customers outside of the United States were $52.3 million and $47.8 million, respectively, representing an increase of 9.4%. Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in currencies have also had, and may continue to have, an adverse impact on our financial results. In addition, although net sales to customers outside the United States have also been, and likely will continue to be, negatively impacted by the COVID-19 pandemic, through the date of this report overall net sales to international customers have been relatively stronger than net sales to customers in the United States.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The recent COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year. We have also experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19 in the first quarter of 2020. The seasonality trends that we have experienced historically will continue to change for the remainder of 2020 as we navigate through the recent challenges presented by the COVID-19 pandemic. With the exception of this specific event or events like it, we expect our historical seasonality to continue in future years.  Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories and beauty. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value, all of which have been negatively impacted by the COVID-19 pandemic.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, freight-in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by growth in orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which are further impacted by COVID-19.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short term as we may not able to fully offset the impact of COVID-19.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to decrease as a percentage of net sales, but we expect selling and distribution expenses to fluctuate as a percentage of net sales in the short term as we may not able to fully offset the impact of COVID-19.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, affiliate marketing, paid social, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include our spend on brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we have reduced our marketing investment in absolute dollars and as a percentage of net sales, which we expect to continue over the near-term.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, we reduced costs in this area in the second quarter by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and to a lesser extent, layoffs. As our business operations and operating results improved throughout the second quarter of 2020 due to adjustments in our marketing and merchandise assortment as well as the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned the majority of our corporate employees, except for executives and senior management, to their pre-COVID-19 salaries and wages. In addition, we accrued for discretionary bonuses related to second quarter performance with payment subject to full year performance. However, if state-mandated restrictions are reimposed or if the reopening of states is delayed, general and administrative expenses may increase as a percentage of net sales in the short-term as expenses are largely fixed and do not fluctuate with net sales. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net sales	$142,784	$161,897	$288,859	$299,240
Cost of sales	70,713	71,479	145,838	138,068
Gross profit	72,071	90,418	143,021	161,172
Operating expenses:
Fulfillment expenses	3,799	5,301	8,292	9,796
Selling and distribution expenses	19,054	23,639	40,833	44,230
Marketing expenses	14,638	24,914	36,588	44,412
General and administrative expenses	15,776	18,836	34,650	38,105
Total operating expenses	53,267	72,690	120,363	136,543
Income from operations	18,804	17,728	22,658	24,629
Other expense, net	174	444	47	660
Income before income taxes	18,630	17,284	22,611	23,969
Provision for income taxes	4,394	4,543	4,219	6,266
Net income	$14,236	$12,741	$18,392	$17,703

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.5%	44.2%	50.5%	46.1%
Gross profit	50.5%	55.8%	49.5%	53.9%
Operating expenses:
Fulfillment expenses	2.7%	3.3%	2.9%	3.3%
Selling and distribution expenses	13.3%	14.6%	14.1%	14.8%
Marketing expenses	10.3%	15.4%	12.7%	14.8%
General and administrative expenses	11.0%	11.6%	12.0%	12.7%
Total operating expenses	37.3%	44.9%	41.7%	45.6%
Income from operations	13.2%	11.0%	7.8%	8.2%
Other expense, net	0.1%	0.3%	0.0%	0.2%
Income before income taxes	13.0%	10.7%	7.8%	8.0%
Provision for income taxes	3.1%	2.8%	1.5%	2.1%
Net income	10.0%	7.9%	6.4%	5.9%

Comparison of the Three Months Ended June 30, 2020 and 2019

Net Sales

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Net sales	$142,784	$161,897	$(19,113)	(11.8%)

The decrease in net sales for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in average order value to $204 from $275 due to lower average order values within both segments and a decrease in the number of orders placed by customers of 10.1%. These decreases were partially offset by a decrease in the amount of returned merchandise.

Net sales in the REVOLVE segment decreased 11.8% to $126.9 million in the three months ended June 30, 2020 compared to net sales of $143.9 million in the same period in 2019. Net sales generated from our FORWARD segment decreased 11.6% to $15.9 million in the three months ended June 30, 2020 compared to net sales of $18.0 million in the same period in 2019.

Cost of Sales

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of sales	$70,713	$71,479	$(766)	(1.1%)
Percentage of net sales	49.5%	44.2%

The decrease in cost of sales for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the volume of merchandise sold combined with lower receiving costs and inventory write-offs, partially offset by a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods. The increase in cost of sales as a percentage of net sales was due to a higher percentage of markdown sales and deeper markdowns within the markdown component of net sales, combined with a shift in category mix of merchandise sales and a higher mix of third party brand sales as compared to the same period in 2019. Third-party brand sales generally carry lower gross margins than that of owned brand sales.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Fulfillment expenses	$3,799	$5,301	$(1,502)	(28.3%)
Percentage of net sales	2.7%	3.3%

The decrease in fulfillment expenses for the three months ended June 30, 2020, as compared to the same period in 2019, was the result of a decrease in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through the consolidation and automation of our fulfillment center in the prior year combined with lower returned merchandise received.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Selling and distribution expenses	$19,054	$23,639	$(4,585)	(19.4%)
Percentage of net sales	13.3%	14.6%

The decrease in selling and distribution expenses for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in both the number of orders shipped and returned combined with lower merchant processing fees, customer service costs, and packaging expenses.  Shipping and handling costs decreased $3.0 million, merchant processing fees decreased $1.0 million, customer service expenses decreased $0.3 million, and packaging expenses decreased $0.3 million for the three months ended June 30, 2020 as compared to the same period in 2019.

Marketing Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing expenses	$14,638	$24,914	$(10,276)	(41.2%)
Percentage of net sales	10.3%	15.4%

The decrease in marketing expenses for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to reduced investment in both brand marketing activations and performance marketing campaigns The reduced marketing investment was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival combined with cost-control efforts and efficiencies in marketing investments due to COVID-19. As a result, we experienced a decrease of $6.6 million in brand marketing expenses and a decrease of $3.7 million in performance marketing expenses for the three months ended June 30, 2020 as compared to the same period in 2019.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$15,776	$18,836	$(3,060)	(16.2%)
Percentage of net sales	11.0%	11.6%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net sales for the three months ended June 30, 2020 as compared to the same period in 2019, was due to the cost reduction actions taken in response to the COVID-19 pandemic which resulted in a $1.3 million decrease in salaries and related benefits due to salary and wage reductions, furloughs and, to a lesser extent, layoffs, a decrease of $0.7 million related to lower professional services and other occupancy costs, and a $1.0 million decrease in other costs as result of the elimination of non-essential items.

Income Taxes

	Three Months Ended June 30,
	2020	2019
	(dollars in thousands)
Income before income taxes	$18,630	$17,284
Provision for income taxes	4,394	4,543
Effective tax rate	23.6%	26.3%

The decrease in the effective tax rate for the three months ended June 30, 2020 as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the second quarter of 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

Net Sales

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Net sales	$288,859	$299,240	$(10,381)	(3.5%)

The decrease in net sales for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in average order value to $231 from $268 in the same period in 2019 and a decrease in the number of orders placed by customers of 3.9% as compared to the same period in 2019. These decreases were partially offset by a decrease in the amount of returned merchandise.

Net sales in the REVOLVE segment decreased 5.7% to $251.4 million in the six months ended June 30, 2020  compared to net sales of $266.6 million in the same period in 2019. Net sales generated from our FORWARD segment increased 14.8% to $37.5 million in the six months ended June 30, 2020 as compared to net sales of $32.6 million in the same period in 2019.

Cost of Sales

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of sales	$145,838	$138,068	$7,770	5.6%
Percentage of net sales	50.5%	46.1%

The increase in cost of sales for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods, partially offset by a decrease in volume of merchandise sold. The increase in cost of sales as a percentage of net sales was due to a shift in category mix of merchandise sales, a higher percentage of markdown sales and deeper markdowns within the markdown sales, combined with a higher mix of third party brand sales as compared to the same period in 2019. Third-party sales generally carry lower gross margins than that of owned brand sales.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Fulfillment expenses	$8,292	$9,796	$(1,504)	(15.4%)
Percentage of net sales	2.9%	3.3%

The decrease in fulfillment expenses for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in the number of units processed and a decrease in the incremental costs associated with moving into our new fulfillment center in the prior year. The decrease in fulfillment expenses as a percentage of net sales was primarily due to lower moving costs and rent expense, efficiencies gained through the consolidation and automation of our fulfillment center that took place in 2019 combined with lower returned merchandise received.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Selling and distribution expenses	$40,833	$44,230	$(3,397)	(7.7%)
Percentage of net sales	14.1%	14.8%

The decrease in selling and distribution expenses for the six months ended June 30, 2020, as compared to the same period in 2019, was the result of a decrease in both the number of orders shipped and returned combined with lower merchant processing fees.  Shipping and handling costs decreased $2.3 million and merchant processing fees decreased $1.2 million for the six months ended June 30, 2020 as compared to the same period in 2019.

Marketing Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing expenses	$36,588	$44,412	$(7,824)	(17.6%)
Percentage of net sales	12.7%	14.8%

The decrease in marketing expenses for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to reduced investment in both brand marketing activations and performance marketing campaigns. The reduced marketing investment was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival combined with cost-control efforts and efficiencies in marketing investments due to COVID-19. As a result, we experienced a decrease of $4.4 million in brand marketing expenses and a decrease of $3.4 million in performance marketing expenses for the six months ended June 30, 2020 as compared to the same period in 2019.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$34,650	$38,105	$(3,455)	(9.1%)
Percentage of net sales	12.0%	12.7%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net sales for the six months ended June 30, 2020 as compared to the same period in 2019, was due to the cost reduction actions taken in response to the COVID-19 pandemic which resulted in a $1.1 million decrease in salaries and related benefits due to salary and wage reductions, furloughs and layoffs, and a $2.8 million decrease in other operating expenses as result of the elimination of non-essential items, partially offset by an increase of $0.5 million in costs to operate as a public company.

Income Taxes

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Income before income taxes	$22,611	$23,969
Provision for income taxes	4,219	6,266
Effective tax rate	18.7%	26.1%

The decrease in the effective tax rate for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the six months ended June 30, 2020.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$150,772	$65,418
Accounts receivable, net	4,849	4,751
Working capital	118,919	97,816

As of June 30, 2020, the majority of our cash and cash equivalents was held for working capital purposes. In March 2020, due to the uncertain environment created by the COVID-19 pandemic and out of an abundance of caution, we elected to draw down $30 million in borrowings under our line of credit of which $6.0 million was subsequently repaid in June 2020.  In addition, in the first part of April, we took preemptive actions to preserve our liquidity and manage our cash flow by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and to a lesser extent layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results gradually improved throughout the second quarter of 2020, in part due to a shift in our marketing and merchandise assortment and the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned the majority of our corporate employees, except for executives and senior management, to their pre-COVID-19 salaries and wages. In addition, we accrued for discretionary bonuses related to second quarter performance with payment subject to full year performance. However, due to the continued uncertainty surrounding the COVID-19 pandemic, we plan to continue controlling our cost structure, capital expenditures and liquidity position through the efforts previously mentioned. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic and we could exhaust our available financial resources sooner than we currently expect.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO. As of June 30, 2020, we have raised a total of $68.3 million from the sale of equity units, net of costs and expenses associated with such financings, including net proceeds from our IPO.

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

Line of Credit

In March 2016, we entered into a line of credit with Bank of America, N.A. that provides us with up to $75.0 million aggregate principal in revolver borrowings. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. As of June 30, 2020, we had $24.0 million outstanding on the line of credit.  The weighted-average interest rate of debt outstanding at June 30, 2020 was 2.2%. No borrowings were outstanding as of December 31, 2019.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of June 30, 2020 and December 31, 2019.

Historical Cash Flows

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$61,887	$22,683
Net cash used in investing activities	(1,381)	(9,755)
Net cash provided by financing activities	25,315	15,535

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2020, we generated $61.9 million of operating cash flow as compared to $22.7 million for the same period in 2019. The increase in our operating cash flow was primarily due to favorable changes in working capital primarily due to lower inventory receipts, as well as an increase in net income.

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

Net cash used in investing activities was $1.4 million and $9.8 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to capital expenditures incurred during the six months ended June 30, 2019 relating to the consolidation, expansion and automation of our fulfillment center infrastructure, which was completed in late 2019.

Net Cash Provided by Financing Activities

Until our IPO, our financing activities historically have primarily consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $25.3 million for the six months ended June 30, 2020, which was attributable to proceeds from borrowings on our line of credit, net of repayments, and the cash proceeds from the exercise of stock options.

Net cash provided by financing activities was $15.5 million for the six months ended June 30, 2019, which was attributable to the proceeds from our IPO, net of the repurchase of the preference amount, underwriting discounts, and offering expenses, in addition to payments of deferred offering costs.

Contractual Obligations

As of June 30, 2020, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019 we did not have any material off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case, which will need to be submitted for court approval prior to becoming final.  Due to court closures and logistical complications related to the COVID-19 pandemic, resolution of this matter has not moved forward. In December, 2019, we accrued approximately $1.0 million to general and administrative expenses which as of June 30, 2020, still remained accrued within accrued expenses on the condensed consolidated balance sheet included elsewhere in this Quarterly Report on Form 10-Q.

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

In addition, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely indefinitely.  It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

Our operating results could be adversely affected by natural disasters, public health crises, political crises, social unrest or other catastrophic events.

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

Prior to the COVID-19 outbreak we were growing rapidly; however, in response to the pandemic and related unforeseen business conditions, we took several actions in early April 2020 to reduce costs and operations to levels that were more commensurate with then-current sales. Those actions included furloughs, pay reductions, reductions in capital expenditures and, to a lesser extent, layoffs, among other things. As net sales improved throughout the second quarter of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return the majority of our corporate employees, except for executives and senior management, to their pre-COVID-19 salaries and wages. Consumer behavior may be slow to return to pre-COVID-19 patterns and levels, if at all. To effectively manage future growth we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To return to and support future growth, we must effectively induce service providers that were affected by our COVID-19 responses to return or stay with us or integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to return to growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies.  To attract top talent, we offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also elect to increase compensation levels to remain competitive in attracting and retaining talented employees. We may not be able to re-hire or hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

Our success largely depends on our ability to consistently gauge tastes and trends and provide a diverse and balanced assortment of merchandise that satisfies customer demands in a timely manner. We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, including near and long-term changes as a result of the COVID-19 pandemic, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results. Failure to respond to changing customer preferences and fashion trends could also negatively impact our brand image with our customers and result in diminished brand loyalty.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending, many of which are becoming increasingly present as a result of the COVID-19 pandemic and political instability, include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment, and recent large-scale social unrest across much of the United States. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

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

We track certain key operating metrics using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators. Data from both such sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our influencers (including as a result of the use of bots, or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts).  We have only limited abilities to verify data from our sites or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, Pinterest, YouTube, TikTok and WeChat accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior changes as a result of the COVID-19 pandemic we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms as marketing tools may become limited or restricted, which could adversely impact our business and operating results. For example, on August 6, 2020, President Trump issued two executive orders that will restrict U.S. businesses’ use of TikTok and WeChat, two Chinese-owned mobile applications. Effective 45 days after the execution of the orders, U.S. businesses will be prohibited from carrying out any transaction with ByteDance Ltd., the owner of TikTok, or its subsidiaries, and any transaction that is related to WeChat with Tencent Holding Ltd. or its subsidiaries. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty styles to our sites every week, and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units, or SKUs. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by, among other things, the COVID-19 pandemic, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years; however, given the impact of the COVID-19 pandemic, including the postponement and cancellation of several events such as #REVOLVEfestival, 2020 will likely not follow typical patterns.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including, for example, the COVID-19 pandemic, particularly in China. A substantial majority of our owned brand products and a substantial portion of the products we source from third parties are manufactured in China.  The COVID-19 pandemic has impacted, and will continue to impact, our supply chain and may delay or prevent the manufacturing or transport of product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

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

In September 2018, we entered into a five-year lease for approximately 281,000 square feet of fulfillment and office space. In the first quarter of 2019, we consolidated substantially all of our fulfillment activities into this centralized facility and have terminated the lease of our prior distribution facility. Our remaining fulfillment centers and unoccupied warehouse space were sublet through the majority of their remaining lease terms, which are set to expire at the end of 2020. Additionally, by the end of 2019 we had terminated the leases on two of the buildings in our prior distribution facility footprint.  We expect that our current capacity will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment center are fixed, and any expansion of such fulfillment center will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

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

•	have financial difficulties;
•	encounter raw material or labor shortages;
•	encounter increases in raw material or labor costs which may affect our procurement costs;
•	encounter difficulties with proper payment of custom duties or excise taxes;
•	misuse our confidential information or intellectual property or disclose them to competitors or third parties;
•	engage in activities or employ practices that may harm our reputation; and
•	work with, be acquired by, or come under control of, our competitors.

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

We have operations and do business in China, which exposes us to risks inherent in doing business there.

We use multiple third-party suppliers and manufacturers based primarily in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. We also sell our merchandise to customers in China and use Chinese-owned social media platforms such as TikTok and WeChat to market to and transact with customers inside and outside of China.

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China, and use Chinese-owned social media platforms, may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”

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

Our success, including our ability to anticipate and effectively respond to changing style trends, depends in part on our ability to attract and retain key personnel on our executive team, particularly our co-chief executive officers, and in our merchandising, data science, engineering, marketing, design and other organizations. Competition for key personnel is strong, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel. In response to the COVID-19 pandemic we undertook cost reduction measures in early April 2020 that included salary reductions, furloughs and, to a lesser extent, layoffs. As net sales improved throughout the second quarter of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return the majority of our corporate employees, except for executives and senior management, to their pre-COVID-19 salaries and wages. However, if we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our co-chief executive officers have unique and valuable experiences leading our company from its inception through today. If either of them were to depart or otherwise reduce their focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

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

The COVID-19 pandemic has resulted in unforeseen financial challenges and uncertainties for us. In response, we determined that cost-cutting measures were necessary and prudent to position us to continue to operate in a successful manner.  The various cost-cutting measures included salary reductions, furloughs and, to a lesser extent, layoffs, which may implicate the federal Worker Adjustment and Retraining Notification Act, or the WARN Act, and the analogue California law. As of the date of this report, many of the furloughs and salary and wage reductions have been reversed and the majority of our corporate employees are currently receiving their pre-COVID wages and salaries. We believe that these measures were necessary to improve the likelihood of preserving the jobs of our remaining employees. The WARN Act typically requires, among other things, that companies notify affected employees and certain government agencies and elected officials of any mass layoff at least 60 days before the layoff, with associated wage and hour penalties for failure to provide proper notice. However, under both federal law and, as a result of California Governor Gavin Newsom’s Executive Order N-31-20, California law, employers may, as we have done, avail themselves of exceptions from providing the full 60 days’ notice based on unforeseen business circumstances related to the COVID-19 pandemic. We provided notice to affected employees and required government agencies and elected officials as soon as practicable.

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $54,080 per year for executive, administrative and professional employees with employers that have 26 or more employees.  Employees in California who are exempt under the computer professional exemption, for example, must now be paid at least $96,968.33. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements may have a material adverse effect on our business, financial condition and results of operations.

Further, the laws and regulations that govern the status and classification of independent contractors and other similar non-employee services providers are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, a new law in California, known as Assembly Bill 5, which took effect in January 2020, codifies and extends an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. The passage of this bill, and other similar initiatives throughout the United States, could lead to additional challenges to the classification of influencers and models, and a potential increase in claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of any influencers or models as independent contractors. Such regulatory scrutiny or actions over such classification practices also may create different or conflicting obligations from one jurisdiction to another. Although we are currently not involved in any material legal actions and, to our knowledge, there have been no materials claims of misclassification made against us, the likelihood of misclassification claims in states like California has increased in light of laws such as Assembly Bill 5, and the results of any such litigation or arbitration are inherently unpredictable and legal proceedings related to such claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of misclassification and wage and hour claims can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union’s regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Act that substantially implements the GDPR also became law in May 2018, and was further amended pursuant to a statutory amendment in 2019 that further aligns it with the GDPR. The GDPR also increases the penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA was amended on multiple occasions and is the subject of regulations issued by the

California Attorney General regarding certain aspects of the law and its application.  Aspects of the CCPA remain unclear and there is uncertainty regarding its interpretation and enforcement. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act, or CPRA, recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We are subject to the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide, beginning with our second Annual Report on Form 10-K, an annual management report on the effectiveness of internal controls over financial reporting.  However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which could be as early as the beginning of the third quarter of 2021.

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
•

identifying and assuming liabilities related to the activities of the acquired business before the acquisition, including liabilities for violations of laws and regulations, intellectual property issues, commercial disputes, taxes and other matters.

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

Legislation or other changes in tax laws could increase our liability and adversely affect our after-tax profitability. For example, the 2017 Tax Act could have a significant impact on our effective tax rate, cash tax expenses and net deferred tax assets. The 2017 Tax Act reduces the U.S. corporate statutory tax rate, eliminates or limits the deduction of several expenses that were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries, requires a minimum tax on earnings generated by foreign subsidiaries and permits a tax-free repatriation of foreign earnings through a dividends received deduction (subject to certain exceptions). Although we have completed our evaluation of the overall impact of the 2017 Tax Act on our effective tax rate and balance sheet and reflected the amounts in our financial statements, the 2017 Tax Act may have significant impacts in future periods.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our stockholders who held shares prior to our initial public offering, all of which hold shares of Class B common stock, collectively own shares representing approximately 97% of the voting power of our outstanding capital stock as of June 30, 2020. MMMK Development, Inc., an entity controlled by our co-chief executive officers, controls 70% of the voting power of our outstanding capital stock as of June 30, 2020 and therefore is able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Bylaws of Revolve Group, Inc.	10-Q	001-38927	3.2	August 12, 2019

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 26, 2020

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	October 9, 2018

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	October 9, 2018

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	October 9, 2018

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Credit Agreement, dated as of March 23, 2016, between the Twist Holdings, LLC, Advance Holdings LLC, Alliance Apparel Group, Inc., Eminent, Inc. Advance Development, Inc. and Bank of America, N.A.	S-1/A	333-227614	10.10	October 9, 2018

10.12	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc., Twist Holdings, LLC, Advance Holdings, LLC and Bank of America, N.A.	S-1/A	333-227614	10.11	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.15+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.16+	Executive Employment Agreement between Eminent, Inc. and David Pujades	S-1/A	333-227614	10.15	October 9, 2018

10.17	Form of Stock Repurchase Agreement	S-1/A	333-227614	10.17	May 28, 2019

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan.
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

Dated: August 13, 2020