Form 10-Q
period 2020-09-30
Revolve Group, Inc.
filed 2020-11-12
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, 25,747,179 shares of the registrant’s Class A common stock and 44,468,912 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•	The COVID-19 pandemic has materially adversely affected, and likely will continue to adversely affect, our business, financial position, results of operations and growth prospects.
•	Our operating results could be adversely affected by natural disasters, public health crises, political crises, social unrest or other catastrophic events.
•	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.
•

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner, our business, financial condition and operating results could be harmed.

•	We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.
•	Our quarterly operating results may fluctuate, which could cause our stock price to decline.
•	Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected.
•	Certain of our key operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
•	We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
•	Our recent growth rates are not indicative of expected results in the near term.
•

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

•	Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.
•	If we fail to acquire new customers, or fail to do so in a cost-effective manner, our financial results may be materially adversely impacted.
•

If we fail to retain existing customers, or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

•	We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.
•	Merchandise returns could harm our business.

•	Any inability to identify, develop and introduce new merchandise offerings in a timely and cost-effective manner may damage our business, financial condition and operating results.
•

Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could harm our reputation or adversely affect our business and our financial condition.

•	We have operations and do business in China, which exposes us to risks inherent in doing business there.
•	The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and it may depress the trading price of our Class A common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$158,701	$65,418
Accounts receivable, net	4,713	4,751
Inventory	73,587	104,257
Income taxes receivable	2,464	761
Prepaid expenses and other current assets	19,909	24,155
Total current assets	259,374	199,342
Property and equipment, net	11,857	13,517
Intangible assets, net	1,315	1,457
Goodwill	2,042	2,042
Other assets	614	642
Deferred income taxes	16,132	15,290
Total assets	$291,334	$232,290
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,780	$29,813
Line of credit	15,000	—
Income taxes payable	820	470
Accrued expenses	21,696	19,399
Returns reserve	23,361	35,104
Other current liabilities	16,771	16,740
Total current liabilities	116,428	101,526
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 25,639,197 and 14,009,859 shares issued and outstanding as of September 30, 2020 and December 31, 2019 respectively.	26	14
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 44,568,912 and 55,069,124 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	44	55
Additional paid-in capital	80,453	74,018
Retained earnings	94,383	56,677
Total stockholders' equity	174,906	130,764
Total liabilities and stockholders’ equity	$291,334	$232,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$151,036	$154,197	$439,895	$453,437
Cost of sales	67,569	71,519	213,407	209,587
Gross profit	83,467	82,678	226,488	243,850
Operating expenses:
Fulfillment	4,158	5,118	12,450	14,914
Selling and distribution	20,870	22,581	61,703	66,811
Marketing	18,903	23,127	55,491	67,539
General and administrative	17,741	19,019	52,391	57,124
Total operating expenses	61,672	69,845	182,035	206,388
Income from operations	21,795	12,833	44,453	37,462
Other expense (income), net	253	(7)	300	653
Income before income taxes	21,542	12,840	44,153	36,809
Provision for income taxes	2,104	3,281	6,323	9,547
Net income	19,438	9,559	37,830	27,262
Less: Repurchase of Class B common stock upon corporate conversion	—	—	—	(40,816)
Net income (loss) attributable to common stockholders	$19,438	$9,559	$37,830	$(13,554)
Earnings (net loss) per share of Class A and Class B common stock:
Basic	$0.28	$0.14	$0.54	$(0.25)
Diluted	$0.27	$0.13	$0.52	$(0.25)
Weighted average Class A and Class B common shares outstanding:
Basic	69,872	68,871	69,537	53,376
Diluted	72,281	72,658	73,155	53,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$19,438	$9,559	$37,830	$27,262
Other comprehensive income (loss):
Cumulative translation adjustment	343	(180)	(124)	(167)
Total other comprehensive income (loss)	343	(180)	(124)	(167)
Total comprehensive income	$19,781	$9,379	$37,706	$27,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$37,830	$27,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,646	2,716
Equity-based compensation	2,412	1,545
Deferred income taxes	(842)	(3,416)
Changes in operating assets and liabilities:
Accounts receivable	38	(263)
Inventories	30,670	(15,540)
Income taxes receivable	(1,703)	(13)
Prepaid expenses and other current assets	4,246	34
Other assets	28	62
Accounts payable	8,967	5,593
Income taxes payable	350	(411)
Accrued expenses	2,297	2,708
Returns reserve	(11,743)	8,285
Other current liabilities	31	3,271
Net cash provided by operating activities	76,227	31,833
Investing activities:
Purchases of property and equipment	(1,844)	(11,457)
Net cash used in investing activities	(1,844)	(11,457)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	57,077
Repurchase of Class B common stock upon corporate conversion	—	(40,816)
Proceeds from borrowings on line of credit	30,000	—
Repayment of borrowings on line of credit	(15,000)	—
Payment of deferred offering costs	(41)	(1,697)
Proceeds from the exercise of stock options, net	4,065	3
Net cash provided by financing activities	19,024	14,567
Effect of exchange rate changes on cash and cash equivalents	(124)	(167)
Net increase in cash and cash equivalents	93,283	34,776
Cash and cash equivalents, beginning of period	65,418	16,369
Cash and cash equivalents, end of period	$158,701	$51,145
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$295	$—
Income taxes, net of refund	$8,500	$13,388

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for the three and nine months ended September 30, 2020. While the length and severity of the reduction and shift in consumer demand related to COVID-19 remains uncertain, we expect that our business operations and results of operations, including our net sales, will be materially impacted through at least the remainder of 2020.

In particular, as a result of social distancing and stay at home orders around the world, demand for our largest product categories that are focused on social occasions has been significantly negatively impacted. Furthermore, during this time we are unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers.

In April 2020 we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results improved in the second and third quarters of 2020, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. In addition, we accrued for discretionary bonuses related to our second and third quarter performance with payment subject to full year 2020 performance. A number of employees were permanently laid off and by the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. We also began to sequentially increase our inventory purchases and incur certain operating expenses to support the improving trends in consumer demand.

Through our aggressive cost control and purchase commitment reductions, we were able to increase the balance of our cash and cash equivalents during the three months ended September 30, 2020. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

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

The following table presents a rollforward of our sales return reserve for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$28,336	$36,355	$35,104	$29,184
Returns	(124,142)	(180,145)	(383,316)	(523,943)
Provisions	119,167	181,259	371,573	532,228
Ending balance	$23,361	$37,469	$23,361	$37,469

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three and nine months ended September 30, 2020 was $0.2 million and $1.2 million, respectively and $1.8 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.

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

Note 3. Line of Credit

On March 23, 2016, we entered into a line of credit agreement with Bank of America, N.A, with an expiration date of March 23, 2021. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. As of September 30, 2020, we had $15.0 million outstanding on the line of credit.  The weighted-average interest rate of debt outstanding at September 30, 2020 was 1.5%.  No borrowings were outstanding as of December 31, 2019.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of September 30, 2020 and December 31, 2019.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. As of September 30, 2020, approximately 2.9 million common shares remain available for future issuance under the 2019 Plan.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

Option activity for the nine months ended September 30, 2020 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2020	4,916,074	$6.30	5.6	$59,368
Granted	1,670,980	9.98	9.5
Exercised	(1,129,126)	3.60	—
Forfeited	(54,083)	14.73	—
Expired	(8,928)	15.62	—
Balance at September 30, 2020	5,394,917	7.91	6.5	46,176
Exercisable at September 30, 2020	2,782,164	5.47	4.5	30,573
Vested and expected to vest	5,284,366	7.95	6.5	45,024

RSU award activity for the nine months ended September 30, 2020 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2020	13,130	$19.04	3.6	$242
Granted	12,742	15.70	0.8
Released	(3,883)	25.75	—
Forfeited	—	—	—
Unvested at September 30, 2020	21,989	15.92	1.3	361

There were 57,000 options and 6,124 RSUs granted during the three months ended September 30, 2020 and 1,670,980 options and 12,742 RSUs granted during the nine months ended September 30, 2020. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2020 was $7.27 per share and $5.35 per share, respectively.

As of September 30, 2020, there was $12.4 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.7 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.0 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. There was an excess income tax benefit of $3.4 million and $0 recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $0 for the nine months ended September 30, 2020 and 2019, respectively.

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

Tax Contingencies

We are subject to income taxes in the United States and the U.K. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates or whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

Legal Proceedings

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case. In December 2019, we accrued approximately $1.0 million to general and administrative expenses which, as of September 30, 2020, still remained accrued within accrued expenses on the accompanying condensed consolidated balance sheet. The court preliminarily approved that memorandum of understanding on September 8, 2020. Resolution of this matter is pending final approval of the class action settlement and related class action related settlement fees.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$21,542	$12,840	$44,153	$36,809
Provision for income taxes	2,104	3,281	6,323	9,547
Effective tax rate	9.8%	25.6%	14.3%	25.9%

The decrease in the effective tax rate for the three and nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the three and nine months ended September 30, 2020.

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

The CARES Act did not materially affect our income tax provision, deferred tax assets and liabilities, and related taxes payable for the three and nine months ended September 30, 2020. Although we currently do not expect the impact to be material, we will continue to assess the future implications of these provisions within the CARES Act on our condensed consolidated financial statements.

Note 7. Members’/Stockholders’ Equity

Changes in members’/stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,499,886	$70	$76,765	$74,602	$151,437
Issuance of Class A common stock from exercise of stock options	708,223	—	2,708	—	2,708
Equity-based compensation	—	—	980	—	980
Cumulative translation adjustment	—	—	—	343	343
Other	—	—		—	—
Net income	—	—	—	19,438	19,438
Ending balance	70,208,109	$70	$80,453	$94,383	$174,906

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Members' Equity/	Total Members'/ Stockholders'
	Number	Amount	Capital	Retained Earnings	Equity
	(in thousands, except unit and share data)
Beginning balance	68,870,405	$69	$72,736	$38,458	$111,263
Issuance of Class A common stock from exercise of stock options	192	—	3	—	3
Equity-based compensation	—	—	513	—	513
Deferred offering costs	—	—	(368)	—	(368)
Cumulative translation adjustment	—	—	—	(180)	(180)
Net income	—	—	—	9,559	9,559
Ending balance	68,870,597	$69	$72,884	$47,837	$120,790

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options	1,129,126	1	4,064	—	4,065
Equity-based compensation	—	—	2,412	—	2,412
Cumulative translation adjustment	—	—	—	(124)	(124)
Other	—	—	(41)	—	(41)
Net income	—	—	—	37,830	37,830
Ending balance	70,208,109	$70	$80,453	$94,383	$174,906

	Nine Months Ended September 30, 2019
	Class T Preferred Units		Class A Common Units		Common Stock		Additional Paid-in	Accumulated Members' Equity/	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Retained Earnings	Equity
	(in thousands, except unit and share data)
Beginning balance	23,551,834	$15,000	41,936,219	$3,548	—	$—	$—	$61,270	$79,818
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(3,548)	67,889,013	68	18,480	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	52,856	—	52,859
Issuance of Class A common stock from exercise of stock options	—	—	—	—	192	—	3	—	3
Equity-based compensation	—	—	—	—	—	—	1,545	—	1,545
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	286	286
Cumulative translation adjustment	—	—	—	—	—	—	—	(167)	(167)
Net income	—	—	—	—	—	—	—	27,262	27,262
Ending balance	—	$—	—	$—	68,870,597	$69	$72,884	$47,837	$120,790

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

For the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019, the calculation of diluted earnings (net loss) per share for Class A common stock assumes the conversion of Class B common stock, while diluted earnings (net loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock. Similarly, outstanding options to purchase Class B common stock and RSUs that are dilutive are included in the calculation of diluted earnings (net loss) for both Class A and Class B common stock. For the purpose of calculating basic and diluted earnings (net loss) per share for the nine months ended September 30, 2019, the $40.8 million of Class B shares issued and subsequently repurchased in connection with our IPO to satisfy the total preference amount for the Class T Units is treated as a dividend and subtracted from net income attributable to common stockholders on a proportionate basis. In addition, the net losses for the nine months ended September 30, 2019 were not allocated to our participating security as the Class T preferred units were not contractually obligated to share in our losses.

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

The following table presents the calculation of basic and diluted earnings (net loss) per share:

	Three months ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$5,379	$14,059	$1,878	$7,681	$9,196	$28,634	$2,926	$24,336
Repurchase of Class B common stock	—	—	—	—	—	—	(4,381)	(36,435)
Net income (loss) attributable to common stockholders — basic	$5,379	$14,059	$1,878	$7,681	$9,196	$28,634	$(1,455)	$(12,099)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	14,059	—	7,681	—	28,634	—	—	—
Reallocation of undistributed earnings to Class B shares	—	179	—	98	—	455	—	—
Net income (loss) attributable to common stockholders — diluted	$19,438	$14,238	$9,559	$7,779	$37,830	$29,089	$(1,455)	$(12,099)
Denominator
Weighted average shares used to compute earnings (net loss) per share — basic	19,336	50,536	13,530	55,341	16,903	52,634	5,729	47,647
Conversion of Class B to Class A common shares outstanding	50,536	—	55,341	—	52,634	—	—	—
Effect of dilutive stock options and RSUs	2,409	2,409	3,787	3,787	3,618	3,618	—	—
Weighted average number of shares used to compute earnings (net loss) per share — diluted	72,281	52,945	72,658	59,128	73,155	56,252	5,729	47,647
Earnings (net loss) per share:
Basic	$0.28	$0.28	$0.14	$0.14	$0.54	$0.54	$(0.25)	$(0.25)
Diluted	$0.27	$0.27	$0.13	$0.13	$0.52	$0.52	$(0.25)	$(0.25)

The following have been excluded from the computation of basic and diluted earnings (net loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options to purchase Class B shares and RSUs	665	3	4,024	3,707

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

Net sales from external customers for each group of similar products and services is not reported to our chief operating decision makers. The separate identification for purposes of segment disclosure is impracticable, as it is not readily available and the cost to develop would be excessive. During the three and nine months ended September 30, 2020 and 2019, no customer represented over 10% of net sales. The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2020	2019	2020	2019
REVOLVE	$130,572	$135,426	$381,965	$402,021
FORWARD	20,464	18,771	57,930	51,416
Total	$151,036	$154,197	$439,895	$453,437

Gross profit
REVOLVE	$74,687	$74,991	$203,300	$223,091
FORWARD	8,780	7,687	23,188	20,759
Total	$83,467	$82,678	$226,488	$243,850

The following table lists net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$120,459	$128,234	$357,059	$379,694
Rest of the world (1)	30,577	25,963	82,836	73,743
Total	$151,036	$154,197	$439,895	$453,437

(1)	No individual country exceeded 10% of total net sales for any period presented.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets.  Our cash equivalents were $132.9 million and $37.6 million as of September 30, 2020 and December 31, 2019, respectively.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Expected merchandise returns, net	$8,947	$12,989
Advanced payments on inventory to be delivered from vendors	4,233	4,605
Prepaid insurance	2,471	1,858
Prepaid packaging	335	393
Prepaid rent	521	381
Other	3,402	3,929
Total prepaid expenses and other current assets	$19,909	$24,155

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Salaries and related benefits	$7,124	$4,275
Marketing	6,711	6,127
Selling and distribution	2,757	3,360
Sales taxes	2,507	3,023
Other	2,597	2,614
Total accrued expenses	$21,696	$19,399

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Store credit	$10,196	$10,080
Gift cards	1,669	2,133
Other	4,906	4,527
Total other current liabilities	$16,771	$16,740

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	the continued impact of the COVID-19 pandemic on our business, operations and financial results;
•	our ability to effectively manage or sustain our growth and to effectively expand our operations;
•	our ability to retain our existing customers and acquire new customers;
•	our ability to retain existing vendors and brands and to attract new vendors and brands;
•	our ability to obtain and maintain differentiated high-quality products from appropriate brands in sufficient quantities from vendors;
•

our ability to obtain and maintain sufficient inventory at prices that will make our business model profitable, and of a quality that will continue to retain existing customers and attract new customers;

•	our reliance on overseas suppliers and manufacturing partners, particularly in China;
•	our ability to respond to consumer demand, spending and tastes, and our ability to accurately and effectively engage in predictive analytics;
•	general economic conditions and their impact on consumer demand;
•	our ability to expand our operations in an efficient and cost-effective manner;
•	our ability to sustain and expand our gross margin and Adjusted EBITDA margin, a non-GAAP financial measure;
•	our ability to maintain and enhance our brand;
•	our ability to optimize, operate, manage and expand our network infrastructure and our fulfillment center and delivery channels;
•	the growth of the market for premium lifestyle and luxury products, and the online market for premium lifestyle and luxury products in particular;

•	our ability to accurately forecast demand for our products and our results of operations;
•	seasonal sales fluctuations; and
•	our ability to expand our product offerings, including our owned brands.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this report speak only as of the date hereof, and forward-looking statements in documents that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

We were founded in 2003 by our co-CEOs, Michael Mente and Mike Karanikolas. We sell merchandise through two differentiated segments, REVOLVE and FORWARD, that leverage one platform. Through REVOLVE we offer a highly-curated assortment of premium apparel and footwear, accessories and beauty products from emerging, established and owned brands.  Through FORWARD we offer an assortment of iconic and emerging luxury brands. We believe that FORWARD provides our customer with a destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain consumers, and these efforts have led to higher earned media value than competitors. A majority of our traffic is derived from organic sources with unpaid social marketing and word of mouth being the largest sources of new customers. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through retargeting, paid search/product listing ads, affiliate marketing, paid social, personalized email marketing and mobile “push” communications through our app.

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

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free express shipping, free returns and all-inclusive pricing, for customers in the United Kingdom and the European Union in May 2018, in Australia in late 2018, and free express shipping and free returns in New Zealand and Singapore in January 2020 and in Canada in October 2020. We are gradually increasing our level of investment in international expansion, by focusing on Europe, Australia and Canada as well as Asia Pacific over the long term. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Recent Developments

The COVID-19 pandemic has had a material negative impact on our net sales starting in the second week of March 2020 coincident with the escalated spread of the COVID-19 pandemic in the United States and elsewhere.  Net sales began to decline significantly year-over-year beginning in mid-March 2020. Net sales remained lower year-over-year as we entered the second quarter of 2020, but improved in the latter half of the second quarter before stabilizing for most of the third quarter, with third quarter net sales approximately comparable with the prior year period.  We also experienced weakness in some of our key operating metrics and headwinds in the factors affecting our performance which has continued into the fourth quarter. For additional information see the section captioned “—Key Operating and Financial Metrics” and “—Factors Affecting Our Performance.”

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

As our business operations and operating results improved in the second and third quarters of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. In addition, we accrued for discretionary bonuses related to our second and third quarter performance with payment subject to full year 2020 performance. In response to the improving trends in consumer demand, we sequentially increased our inventory purchases for future periods and increased operating expenses to support the business.

Our facilities and the majority of our employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. The vast majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing, enhanced cleaning and sanitation and regular, periodic testing. Government restrictions on travel and social distancing have caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, our ongoing #REVOLVEaroundtheworld series of activations as well as other social activities that drove demand for many of our products. As of the date of this report, many states have eased and lifted shelter-in-place orders, however, it is unclear whether these restrictions will be reimposed due to a recent surge of new cases or if the COVID-19 pandemic will spur long-term changes in consumer behavior. Overseas, additional restrictions have recently been reinstated in several countries, including the United Kingdom, France, Germany and Spain, following increased COVID-19 outbreaks.

Our supply chain has also been impacted by COVID-19. Initially, the impact was largely isolated to production and shipping delays in China, but as COVID-19 spread worldwide the impact to our supply chain broadened to include European nations. The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which has led to a significant decline in our inventory balance. With the improving trends in consumer demand during the second and third quarters, we began to increase our inventory purchases to support future expected demand. As a result of the increase in inventory purchases, we expect our inventory balance to increase in the fourth quarter of 2020, as compared to the third quarter of 2020. We expect inventory to be lower at the end of 2020 as compared to the prior year. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

As a result of social distancing and stay at home orders around the world, demand for our largest product categories that are focused on social occasions has been significantly negatively impacted. Furthermore, during this time we are unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except average order value and percentages)
Gross margin	55.3%	53.6%	51.5%	53.8%
Adjusted EBITDA	$24,025	$14,438	$50,511	$41,955
Free cash flow	$13,877	$7,448	$74,383	$20,376
Active customers	1,504	1,438	1,504	1,438
Total orders placed	1,141	1,194	3,476	3,623
Average order value	$232	$275	$232	$270

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

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We monitor the percentage of sales that occur at full price, which we believe reflects customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns. After a few consecutive quarters of comparably higher levels of markdowns and deeper markdowns, the quantity and depth of markdowns decreased in the third quarter of 2020 due to our efficient management of inventory combined with less competitive promotional pressure from competitors when compared to the second quarter of 2020.

The COVID-19 pandemic has negatively impacted gross margins in several ways. Product mix has shifted away from certain categories, such as dresses, with relatively high margins, to other categories, such as beauty, with lower margins. The percentage of full price sales has increased sequentially and was attributable to efficient inventory management resulting in lower mix of markdown inventory and sales. In addition, the contribution to net sales from our owned brands has decreased as described below in the section captioned “—Factors Affecting Our Performance—Merchandise Mix.” As a result of our cost reduction efforts described above in the section captioned “—Recent Developments,” and as a result of work restrictions imposed by Los Angeles County that have impeded our ability to design new styles and develop new brands, we expect that contribution of owned brands will be adversely affected for at least the remainder of 2020.

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

A reconciliation of non-GAAP adjusted EBITDA to net income for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$19,438	$9,559	$37,830	$27,262
Excluding:
Other expense (income), net	253	(7)	300	653
Provision for income taxes	2,104	3,281	6,323	9,547
Depreciation and amortization	1,250	1,132	3,646	2,716
Equity-based compensation	980	513	2,412	1,545
Non-routine items(1)	—	(40)	—	232
Adjusted EBITDA	$24,025	$14,438	$50,511	$41,955

(1)	Non-routine items in the nine months ended September 30, 2019 primarily relate to legal settlements.

Adjusted EBITDA for the three months ended September 30, 2020 was positively impacted by a substantial decrease in operating expenses, both in absolute dollars and as a percentage of net sales, and higher gross margins compared to the three months ended September 30, 2019. Adjusted EBITDA for the nine months ended September 30, 2020 was positively impacted by a substantial decrease in operating expenses, partially offset by lower net sales and lower gross margins in the nine months ended September 30, 2020 compared to the same period in 2019.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used in capital expenditures. We view free cash flow as an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital.

A reconciliation of non-GAAP free cash flow to cash provided by operating activities for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by operating activities	$14,340	$9,150	$76,227	$31,833
Purchases of property and equipment	(463)	(1,702)	(1,844)	(11,457)
Free cash flow	$13,877	$7,448	$74,383	$20,376
Net cash used in investing activities	$(463)	(1,702)	$(1,844)	$(11,457)
Net cash (used in) provided by financing activities	$(6,292)	$(968)	$19,024	$14,567

Free cash flow for the three months ended September 30, 2020 was positively impacted by the increase in net income adjusted for non-cash items, partially offset by unfavorable changes in working capital compared to the same period in 2019. Free cash flow for the nine months ended September 30, 2020 was positively impacted by the increase in net income adjusted for non-cash items, the significant reduction in inventory and the decrease in capital expenditures, partially offset by the decrease in the reserve for merchandise returns compared to the same period in 2019.

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

A reconciliation of non-GAAP adjusted diluted earnings per share to diluted earnings (net loss) per share for the three and nine months ended September 30, 2020 and 2019 is as follows (in dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Earnings (net loss) per share — diluted	$0.27	$0.27	$0.13	$0.13	$0.52	$0.52	$(0.25)	$(0.25)
Repurchase of Class B common stock, net	—	—	—	—	—	—	0.63	0.63
Adjusted earnings per share — diluted	$0.27	$0.27	$0.13	$0.13	$0.52	$0.52	$0.38	$0.38

Active Customers

We define an active customer as a unique customer account from which a purchase was made across our platform at least once in the preceding 12-month period. We calculate the number of active customers on a trailing 12-month basis given the volatility that can be observed when calculating it on the basis of shorter periods that may not be reflective of longer-term trends; however, such a methodology may not be indicative of other short-term trends, such as changes in new customers. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. We view the number of active customers as a key indicator of our growth, the reach of our sites, the value proposition and consumer awareness of our brand, the continued use of our sites by our customers and their desire to purchase our products. We believe the number of active customers is a measure that is useful to investors and management in understanding our growth, brand awareness and market opportunity. Our number of active customers drives both net sales and our appeal to vendors. We experienced a decline in new customers in the third quarter, which resulted in a sequential decrease in active customers when compared to the second quarter of 2020.

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

Total orders placed decreased in the three and nine months ended September 30, 2020 relative to the same periods in 2019 due to reduced demand as a result of the COVID-19 pandemic.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price and for sales at less than full price, and the level of markdowns. Average order value may also fluctuate as we expand into and increase our presence in additional product categories and price points, including the expansion of lower price points.

Average order value decreased for the three months ended September 30, 2020 relative to the same period in 2019 driven by a shift in mix toward lower price point categories such as beauty and fewer units per order, partially offset by a higher percentage of full price sales and lower markdowns on our markdown product. Average order value decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 driven by a shift in mix toward lower price point categories such as beauty, fewer units per order, a lower percentage of full price sales and higher markdowns on our marked down product. We expect average order value to continue to be lower year-over-year in the near term, primarily due to a shift in mix to product categories with lower average selling prices due to the COVID-19 pandemic.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for the first three quarters of 2020 due to continued business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. However, the COVID-19 pandemic is highly uncertain and we continue to expect that our business operations and results of operations will be adversely impacted through at least the remainder of 2020, including as a result of:

•

continued COVID-19 requirements for social distancing, including requirements by certain government authorities around the world for people to continue to remain at home and for the closure of non-essential businesses frequented by our customers for special social occasions;

•	certain states and countries halting and even reversing the easing of business restrictions.

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

The COVID-19 pandemic has had a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets. We believe consumer demand has also been adversely impacted by the current political environment, including recent large-scale social unrest across much of the United States, volatile international trade relations and the presidential election.

Customer Acquisition and Retention and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers has slowed in recent periods and was lower year-over-year in the third quarter of 2020, primarily due to COVID-19. Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth.

Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. With the onset of COVID-19, competition abated on both social media platforms as well as within the performance marketing channels we utilize to drive traffic. This resulted in favorable pricing initially. As competition and demand increased throughout the second and third quarters of 2020, pricing increased. Despite the changing external environment and competitive landscape, we believe we have been able to maintain the effectiveness and efficiency of these channels. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic, we have been and will continue to be unable to engage with our customers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other travel and social related activities, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. As a result, we have shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer. If our efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Furthermore, competition for social media and influencer-based marketing channels continues to increase, which may adversely affect our operating results.

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

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand has been adversely impacted as a result of COVID-19. In response, we significantly reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. As our sales demand improved sequentially, we increased our inventory purchases to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient inventory or the appropriate assortment to meet customer demand. Conversely, if demand does not improve in line with our inventory commitments, we may carry excess inventory leading to higher markdowns, adversely impacting gross margins.

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.5% and 87.8% of our net sales for the three months ended September 30, 2020 and 2019 and 86.8% and 88.7% of our net sales for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, REVOLVE generated $130.6 million and $135.4 million in net sales, respectively, representing a decrease of 3.6%. During the nine months ended September 30, 2020 and 2019, REVOLVE generated $382.0 million and $402.0 million in net sales, respectively, representing a decrease of 5.0%. The net sales decreases in the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily due to a decrease in average order value as well as a decrease in the number of orders placed by customers, partially offset by fewer merchandise returns. We believe COVID-19 and, to a lesser extent our efforts to manage inventory levels, have materially impacted, and will continue to impact net sales and our gross margin in the near term.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 13.5% and 12.2% of our net sales for the three months ended September 30, 2020 and 2019 and 13.2% and 11.3% of our net sales for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, FORWARD generated $20.5 million and $18.8 million in net sales, respectively, representing an increase of 9.0%. During the nine months ended September 30, 2020 and 2019, FORWARD generated $57.9 million and $51.4 million in net sales, respectively, representing an increase of 12.7%. The net sales increase in the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to fewer merchandise returns, partially offset by a decrease in average order value and a decrease in the number of orders placed by customers. The net sales increase in the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the number of orders placed by customers and fewer merchandise returns, partially offset by a decrease in average order value. If we are unable to continue to generate revenue and gross profit growth in the FORWARD segment, through the period impacted by COVID-19 and beyond, our financial results would be adversely impacted.

Net sales to customers outside of the United States contributed to 20.2% and 16.8% of our net sales for the three months ended September 30, 2020 and 2019, respectively, and 18.8% and 16.3% for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, net sales to customers outside of the United States were $30.6 million and $26.0 million, respectively, representing an increase of 17.8%. During the nine months ended September 30, 2020 and 2019, net sales to customers outside of the United States were $82.8 million and $73.7 million, respectively, representing an increase of 12.3%. Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in currencies have also had, and may continue to have, an adverse impact on our financial results. In addition, although net sales to customers outside the United States have also been, and likely will continue to be, negatively impacted by the COVID-19 pandemic, through the date of this report overall net sales to international customers have been relatively stronger than net sales to customers in the United States.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment as well as restocking returned merchandise. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short term as we may not able to fully offset the impact of COVID-19.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to decrease as a percentage of net sales, but we expect selling and distribution expenses to fluctuate as a percentage of net sales in the short term as we may not able to fully offset the impact of COVID-19. In addition, with the increase in online sales as a result of COVID-19, capacity with our third party carriers may be impacted, resulting in an increase in our shipping rates.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, affiliate marketing, paid social, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include our spend on brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we have reduced our marketing investment in absolute dollars and as a percentage of net sales. We have started to increase our level of investment in marketing and expect marketing expressed as a percentage of net sales to return to historical levels in the near future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. General and administrative expenses are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, we reduced costs in this area in the second quarter by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved in the second and third quarters of 2020 due to adjustments in our marketing and merchandise assortment as well as the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. In addition, we accrued for discretionary bonuses related to second and third quarter performance with payment subject to full year 2020 performance. However, if state-mandated restrictions are reimposed or if the reopening of states is delayed, general and administrative expenses may increase as a percentage of net sales in the short-term as expenses are largely fixed and do not fluctuate with net sales. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

Other Expense (Income), Net

Other expense (income), net consists primarily of interest expense and other fees associated with our line of credit and interest income on our money market funds.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net sales	$151,036	$154,197	$439,895	$453,437
Cost of sales	67,569	71,519	213,407	209,587
Gross profit	83,467	82,678	226,488	243,850
Operating expenses:
Fulfillment expenses	4,158	5,118	12,450	14,914
Selling and distribution expenses	20,870	22,581	61,703	66,811
Marketing expenses	18,903	23,127	55,491	67,539
General and administrative expenses	17,741	19,019	52,391	57,124
Total operating expenses	61,672	69,845	182,035	206,388
Income from operations	21,795	12,833	44,453	37,462
Other expense (income), net	253	(7)	300	653
Income before income taxes	21,542	12,840	44,153	36,809
Provision for income taxes	2,104	3,281	6,323	9,547
Net income	$19,438	$9,559	$37,830	$27,262

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.7%	46.4%	48.5%	46.2%
Gross profit	55.3%	53.6%	51.5%	53.8%
Operating expenses:
Fulfillment expenses	2.8%	3.3%	2.9%	3.3%
Selling and distribution expenses	13.8%	14.6%	14.0%	14.7%
Marketing expenses	12.5%	15.0%	12.6%	14.9%
General and administrative expenses	11.7%	12.3%	11.9%	12.6%
Total operating expenses	40.8%	45.3%	41.4%	45.5%
Income from operations	14.5%	8.3%	10.1%	8.3%
Other expense (income), net	0.2%	0.0%	0.1%	0.1%
Income before income taxes	14.3%	8.3%	10.0%	8.1%
Provision for income taxes	1.4%	2.1%	1.4%	2.1%
Net income	12.9%	6.2%	8.6%	6.0%

Comparison of the Three Months Ended September 30, 2020 and 2019

Net Sales

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Net sales	$151,036	$154,197	$(3,161)	(2.0%)

The decrease in net sales for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in average order value to $232 from $275 due to lower average order values within both segments and a decrease in the number of orders placed by customers of 4.4%. These decreases were partially offset by a decrease in the amount of returned merchandise.

Net sales in the REVOLVE segment decreased 3.6% to $130.6 million in the three months ended September 30, 2020 compared to net sales of $135.4 million in the same period in 2019. Net sales generated from our FORWARD segment increased 9.0% to $20.5 million in the three months ended September 30, 2020 compared to net sales of $18.8 million in the same period in 2019.

Cost of Sales

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of sales	$67,569	$71,519	$(3,950)	(5.5%)
Percentage of net sales	44.7%	46.4%

The decrease in cost of sales for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the volume of merchandise sold combined with lower receiving costs, import expenses and inventory valuation adjustments, partially offset by a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods. The decrease in cost of sales as a percentage of net sales was due to lower receiving costs, a lower percentage of markdown sales and shallower markdowns within the markdown sales, and lower import expenses and inventory valuation adjustments, partially offset by a shift in category mix of merchandise sales and a higher mix of third party brand sales as compared to the same period in 2019. Third-party brand sales generally carry lower gross margins than that of owned brand sales.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Fulfillment expenses	$4,158	$5,118	$(960)	(18.8%)
Percentage of net sales	2.8%	3.3%

The decrease in fulfillment expenses for the three months ended September 30, 2020, as compared to the same period in 2019, was the result of a decrease in the number of units processed as well as a decrease in cost per unit processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through the consolidation and automation of our fulfillment center in the prior year combined with lower returned merchandise received.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Selling and distribution expenses	$20,870	$22,581	$(1,711)	(7.6%)
Percentage of net sales	13.8%	14.6%

The decrease in selling and distribution expenses for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in both the number of orders shipped and returned combined with lower merchant processing fees, and customer service costs.  Shipping and handling costs decreased $0.8 million, merchant processing fees decreased $0.4 million, and customer service expenses decreased $0.4 million for the three months ended September 30, 2020 as compared to the same period in 2019.

Marketing Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing expenses	$18,903	$23,127	$(4,224)	(18.3%)
Percentage of net sales	12.5%	15.0%

The decrease in marketing expenses in absolute dollars and as a percentage of net sales for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to reduced investment in both brand marketing activations and performance marketing campaigns. The reduced marketing investment was driven primarily by the absence of several in-person brand marketing events combined with cost-control efforts and efficiencies in marketing investments due to COVID-19. As a result, we experienced a decrease of $3.2 million in brand marketing expenses and a decrease of $1.1 million in performance marketing expenses for the three months ended September 30, 2020 as compared to the same period in 2019.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$17,741	$19,019	$(1,278)	(6.7%)
Percentage of net sales	11.7%	12.3%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net sales for the three months ended September 30, 2020 as compared to the same period in 2019, was due to the cost reduction actions taken in response to the COVID-19 pandemic including lower headcount, the elimination of non-essential expenses and decrease in studio and design costs.

Income Taxes

	Three Months Ended September 30,
	2020	2019
	(dollars in thousands)
Income before income taxes	$21,542	$12,840
Provision for income taxes	2,104	3,281
Effective tax rate	9.8%	25.6%

The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the third quarter of 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Net Sales

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Net sales	$439,895	$453,437	$(13,542)	(3.0%)

The decrease in net sales for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in average order value to $232 from $270 in the same period in 2019 and a decrease in the number of orders placed by customers of 4.1% as compared to the same period in 2019. These decreases were partially offset by a decrease in the amount of returned merchandise.

Net sales in the REVOLVE segment decreased 5.0% to $382.0 million in the nine months ended September 30, 2020 compared to net sales of $402.0 million in the same period in 2019. Net sales generated from our FORWARD segment increased 12.7% to $57.9 million in the nine months ended September 30, 2020 as compared to net sales of $51.4 million in the same period in 2019.

Cost of Sales

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of sales	$213,407	$209,587	$3,820	1.8%
Percentage of net sales	48.5%	46.2%

The increase in cost of sales for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods, partially offset by a decrease in volume of merchandise sold, lower receiving costs, import expenses and inventory valuation adjustments. The increase in cost of sales as a percentage of net sales was due to a shift in category mix of merchandise sales, a higher percentage of markdown sales and deeper markdowns within the markdown sales, combined with a higher mix of third party brand sales, partially offset by lower inventory valuation adjustments, receiving costs and import expenses.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Fulfillment expenses	$12,450	$14,914	$(2,464)	(16.5%)
Percentage of net sales	2.9%	3.3%

The decrease in fulfillment expenses for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily the result of a decrease in the number of units processed and a decrease in the incremental costs associated with moving into our new fulfillment center in the prior year. The decrease in fulfillment expenses as a percentage of net sales was primarily due to lower moving costs and rent expense, efficiencies gained through the consolidation and automation of our fulfillment center that took place in 2019 combined with lower returned merchandise received.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Selling and distribution expenses	$61,703	$66,811	$(5,108)	(7.6%)
Percentage of net sales	14.0%	14.7%

The decrease in selling and distribution expenses for the nine months ended September 30, 2020, as compared to the same period in 2019, was the result of a decrease in both the number of orders shipped and returned combined with lower merchant processing fees, and customer service costs. Shipping and handling costs decreased $3.1 million, merchant processing fees decreased $1.6 million, and customer service expenses decreased $0.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing expenses	$55,491	$67,539	$(12,048)	(17.8%)
Percentage of net sales	12.6%	14.9%

The decrease in marketing expenses for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to reduced investment in both brand marketing activations and performance marketing campaigns. The reduced marketing investment was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival combined with cost-control efforts and efficiencies in marketing investments due to COVID-19. As a result, we experienced a decrease of $7.6 million in brand marketing expenses and a decrease of $4.5 million in performance marketing expenses for the nine months ended September 30, 2020 as compared to the same period in 2019.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$52,391	$57,124	$(4,733)	(8.3%)
Percentage of net sales	11.9%	12.6%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net sales for the nine months ended September 30, 2020 as compared to the same period in 2019, was due to the cost reduction actions taken in response to the COVID-19 pandemic which resulted in a $1.2 million decrease in salaries and related benefits due to salary and wage reductions, furloughs and layoffs, a $2.8 million decrease in other operating expenses as result of the elimination of non-essential items, partially offset by an increase of $0.5 million in costs to operate as a public company.

Income Taxes

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Income before income taxes	$44,153	$36,809
Provision for income taxes	6,323	9,547
Effective tax rate	14.3%	25.9%

The decrease in the effective tax rate for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an excess tax benefit related to the exercise of non-qualified stock options during the nine months ended September 30, 2020.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$158,701	$65,418
Accounts receivable, net	4,713	4,751
Working capital	142,946	97,816

As of September 30, 2020, the majority of our cash and cash equivalents was held for working capital purposes. In March 2020, due to the uncertain environment created by the COVID-19 pandemic and out of an abundance of caution, we elected to draw down $30 million in borrowings under our line of credit of which $15.0 million was subsequently repaid during the second and third quarters of 2020.  In addition, in the first part of April, we took preemptive actions to preserve our liquidity and manage our cash flow by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results improved in the second and third quarters of 2020, in part due to a shift in our marketing and merchandise assortment and the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. In addition, we accrued for discretionary bonuses related to second and third quarter performance with payment subject to full year 2020 performance. However, due to the continued uncertainty surrounding the COVID-19 pandemic, we plan to continue controlling our cost structure, capital expenditures and liquidity position through the efforts previously mentioned. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months, including the repayment of outstanding borrowings upon the expiration of our line of credit. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic and we could exhaust our available financial resources sooner than we currently expect.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO. As of September 30, 2020, we have raised a total of $68.3 million from the sale of equity units, net of costs and expenses associated with such financings, including net proceeds from our IPO.

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

Line of Credit

In March 2016, we entered into a line of credit with Bank of America, N.A. that provides us with up to $75.0 million aggregate principal in revolver borrowings. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. As of September 30, 2020, we had $15.0 million outstanding on the line of credit. The weighted-average interest rate of debt outstanding at September 30, 2020 was 1.5%. No borrowings were outstanding as of December 31, 2019.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of September 30, 2020 and December 31, 2019.

Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$76,227	$31,833
Net cash used in investing activities	(1,844)	(11,457)
Net cash provided by financing activities	19,024	14,567

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2020, we generated $76.2 million of operating cash flow as compared to $31.8 million for the same period in 2019. The increase in our operating cash flow was primarily due to favorable changes in working capital primarily due to lower inventory receipts, as well as an increase in net income.

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

Net cash used in investing activities was $1.8 million and $11.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to capital expenditures incurred during the nine months ended September 30, 2019 relating to the consolidation, expansion and automation of our fulfillment center infrastructure, which was completed in late 2019.

Net Cash Provided by Financing Activities

Until our IPO, our financing activities historically have primarily consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $19.0 million for the nine months ended September 30, 2020, which was attributable to proceeds from borrowings on our line of credit, net of repayments, and the cash proceeds from the exercise of stock options.

Net cash provided by financing activities was $14.6 million for the nine months ended September 30, 2019, which was attributable to the proceeds from our IPO, net of the repurchase of the preference amount, underwriting discounts, and offering expenses, in addition to payments of deferred offering costs.

Contractual Obligations

As of September 30, 2020, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019 we did not have any material off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Note 5, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Investing in our Class A common stock involves certain risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

The COVID-19 pandemic has had, and likely will continue to have, severe negative repercussions across local, state and national economies and financial markets. The COVID-19 pandemic has caused a deterioration in the global economy and our industry and could result in a sustained period of substantial economic and financial turmoil. Our employees, suppliers and customers are located in areas affected by the COVID-19 pandemic, which has subjected us to many risks, including the impact from:

•	business restrictions and social distancing mandates, which have caused us to curtail normal operations and reduced productivity;

•	the postponement or cancellation of brand marketing events including the #REVOLVEfestival that have historically driven customer acquisition and demand for our merchandise;

•	changes in consumer behavior, confidence and discretionary spending;

•	increased reliance on remote work arrangements;

•	supply chain disruptions; and

•	a global slowdown and profound economic uncertainty.

In addition, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely indefinitely.  It is possible that widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

Prior to the COVID-19 outbreak in the United States in March 2020, we were growing rapidly; however, with the onset of COVID-19 and the related social distancing and stay at home orders around the world, demand for our products was materially negatively impacted. In response to the pandemic, the significantly reduced demand for our products and related unforeseen business conditions, we took several actions in early April 2020 to reduce costs and operations to levels that were more commensurate with then-current sales. Those actions included furloughs, pay reductions, reductions in capital expenditures and, to a lesser extent, layoffs, among other things. As net sales improved, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return our corporate employees to their pre-COVID-19 salaries and wages. Consumer behavior may be slow to return to pre-COVID-19 patterns and levels, if at all. To effectively manage future growth we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To return to and support future growth, we must effectively induce service providers that were affected by our COVID-19 responses to return or stay with us or integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to return to growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies.  To attract top talent, we offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also elect to increase compensation levels to remain competitive in attracting and retaining talented employees. We may not be able to re-hire or hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period. The COVID-19 pandemic has introduced even further uncertainty to our operating forecasts and estimates of future net sales and gross margins. As a result of COVID-19, we have experienced declining net sales and gross margins during the nine months ended September 30, 2020 and we expect COVID-19 to continue to impact our operating results for some time. A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. As a result of the negative impact of COVID-19 on our net sales, we significantly reduced our fixed costs; however, these aggressive cost reductions may not be sufficient to maintain profitability in the near term and customer acquisition and lifetime value over the long term. Furthermore, we may be unable to further adjust our spending in a timely manner to compensate for any incremental unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

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

Over the course of 2019, we offered over 750 emerging and established brands through REVOLVE, including 24 brands developed and owned by us, which we refer to as owned brands, and over 300 brands through FORWARD, but we have a limited operating history with many of these brands. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers. Third party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. Furthermore, the impact of the COVID-19 pandemic on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted. Further, in October 2020 we entered into an agreement to begin transitioning away from using the Elyse Walker name in our operation of FORWARD, which may adversely impact our relationship with associated designers.

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as FedEx, UPS and, to a much lesser extent, the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. If these third parties increase their rates or add incremental surcharges, or our costs may increase and would have a material adverse impact on our financial results. In addition, the COVID-19 pandemic has negatively impacted the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted.  In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms as marketing tools may become limited or restricted, which could adversely impact our business and operating results. For example, on September 18, 2020, the U.S. Department of Commerce issued two orders imposing restrictions on certain transactions with Tencent Holdings Ltd. and its subsidiaries as they relate to the WeChat app, and ByteDance Ltd. and its subsidiaries, including TikTok Inc., in each case pursuant to President Trump’s executive orders issued on August 6, 2020. The implementation of both orders is currently suspended. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

If we fail to acquire new customers, or fail to do so in a cost-effective manner, our financial results may be materially adversely impacted.

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

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years; however, given the impact of the COVID-19 pandemic, including the postponement and cancellation of several events such as #REVOLVEfestival, 2020 will likely not follow typical patterns. The duration of COVID-19 is also highly uncertain and if in person events such as #REVOLVEfestival are further postponed, our seasonality will likely be impacted in 2021 and potentially beyond.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including the COVID-19 pandemic. A substantial majority of our owned brand products and a substantial portion of the products we source from third parties are manufactured in China.  The COVID-19 pandemic has impacted, and will continue to impact, our supply chain and may delay or prevent the manufacturing or transport of product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

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

The spread of COVID-19 has also negatively impacted consumer demand. In response, we have reduced inventory receipts by canceling or delaying orders, which has led to a significant decline in our inventory balance.

With the improving trends in consumer demand during the second and third quarters of 2020, we began to increase our inventory purchases to support future expected demand. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

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

In September 2018, we entered into a five-year lease for approximately 281,000 square feet of fulfillment and office space. In the first quarter of 2019, we consolidated substantially all of our fulfillment activities into this centralized facility and have terminated the lease of our prior distribution facility. Our remaining fulfillment centers and unoccupied warehouse space were sublet through their remaining lease terms, which are set to expire in the fourth quarter of 2020 and first quarter of 2021. Additionally, by the end of 2019 we had terminated the leases on two of the buildings in our prior distribution facility footprint.  We expect that our current capacity will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment center are fixed, and any expansion of such fulfillment center will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our sole fulfillment center is located Los Angeles County which has imposed restrictions on businesses in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. The COVID-19 outbreak caused delayed shipments from our manufacturing partners and other third party suppliers, initially in China but over time impacting third parties worldwide. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

Our failure to adequately and effectively staff our fulfillment center, through third parties or with our own employees, could adversely affect our customer experience and operating results.

We currently receive and distribute merchandise at a single fulfillment center in Los Angeles County, which is not operated by a third party. If we are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have also adversely impacted our ability to staff our fulfillment center. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

If we fail to attract and retain key personnel, or effectively manage succession, our business, financial condition and operating results could be adversely affected.

Our success, including our ability to anticipate and effectively respond to changing style trends, depends in part on our ability to attract and retain key personnel on our executive team, particularly our co-chief executive officers, and in our merchandising, data science, engineering, marketing, design and other organizations. Competition for key personnel is strong, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel.  In response to the COVID-19 pandemic we undertook cost reduction measures in early April 2020 that included salary reductions, furloughs and, to a lesser extent, layoffs. As net sales improved, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return our corporate employees to their pre-COVID-19 salaries and wages. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our co-chief executive officers have unique and valuable experiences leading our company from its inception through today. If either of them were to depart or otherwise reduce their focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

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

Risks Related to Regulation and Taxation

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $54,080 per year for executive, administrative and professional employees with employers that have 26 or more employees, and which will increase to $58,240 in 2021. Employees in California who are exempt under the computer professional exemption, for example, must now be paid at least $96,968.33. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements may have a material adverse effect on our business, financial condition and results of operations.

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

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the European Union’s regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. In the United Kingdom, a Data Protection Act that substantially implements the GDPR also became law in May 2018, and was further amended pursuant to a statutory amendment in 2019 that further aligns it with the GDPR. The GDPR also increases the penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application.  Aspects of the CCPA remain unclear and there is uncertainty regarding its interpretation and enforcement. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act, or CPRA, recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Risks Related to Our International Operations

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

We derive a significant portion of our merchandise for our owned brands from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad.  Likewise, the SEC, the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti‑corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

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

Risks Related to Privacy and Our Technology

If sensitive information, including such information about our customers, is disclosed or accessed without authorization, or if we or our third-party providers are subject to real or perceived cyberattacks or other security breaches or incidents, our customers may curtail use of our platform, we may be exposed to liability and our reputation would suffer.

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to, or acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.  Our third-party service providers also face these risks.

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

We rely on information technology networks and systems to market and sell our products, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process customer orders. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, other security breaches and incidents, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customers’ orders and eCommerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

Our eCommerce operations are important to our business. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and eCommerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce eCommerce sales and damage our brand’s reputation. Additionally, the information technology networks and systems used in our business and operations, some of which are managed by third parties, may suffer cyberattacks and otherwise be subject to security breaches and incidents.  Any such security breaches and incidents may result in, in addition to network and system disruptions, damage, and shutdowns, consequences such as loss or corruption of, or unauthorized access to or acquisition of, data stored or processed on those networks and systems. See also “—If sensitive information, including such information about our customers, is disclosed or accessed without authorization, or if we or our third-party providers are subject to real or perceived cyberattacks or other security breaches or incidents, our customers may curtail use of our platform, we may be exposed to liability and our reputation would suffer.”

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

Risks Related to Our Intellectual Property

If we cannot successfully protect our intellectual property, our business would suffer.

We rely on trademark, copyright, trade secrets, confidentiality agreements and other practices to protect our brands, designs, proprietary information, technologies and processes. Our principal trademark assets include the registered trademarks “REVOLVE,” “FORWARD” and multiple other brand names and our logos. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “revolve.com” and “fwrd.com” Internet domain names and various other related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. We have copyrights and other proprietary rights associated with our owned brands’ apparel and other products.

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

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that use the name REVOLVE, FORWARD or the names of our other brands in all of the countries and territories in which we currently or intend to conduct business.

We may be accused of infringing intellectual property or other proprietary rights of third parties.

We are also at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as the right of publicity. Our large network of social media influencer partners and our portfolio of owned brands increases these risks for us. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, which could adversely affect our business. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our operating results.

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

The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, and it may depress the trading price of our Class A common stock.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Our stockholders who held shares prior to our initial public offering, all of which hold shares of Class B common stock, collectively own shares representing approximately 95% of the voting power of our outstanding capital stock as of September 30, 2020. MMMK Development, Inc., an entity controlled by our co-chief executive officers, controls 82% of the voting power of our outstanding capital stock as of September 30, 2020 and therefore is able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

In addition, our dual class structure may adversely affect the market price of our Class A common stock as certain index providers have implemented restrictions on including companies with multiple-class share structures in certain of their indices. The FTSE Russell requires new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones does not admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. The dual class structure of our common stock makes us ineligible for inclusion in these indices and we cannot assure you that other stock indices will not take similar actions. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Further, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices will likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. With a limited history operating as a public company, the impact of analyst research and reports on the trading market for our Class A common stock may be greater than on that of other companies in our sector. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.

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

Dated: November 12, 2020