Form 10-K
period 2020-12-31
Revolve Group, Inc.
filed 2021-02-25
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 33,125,420 shares of Class A common stock and 38,540,095 shares of Class B common stock outstanding as of February 18, 2021. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $226.7 million as of June 30, 2020, based upon the last reported sales price on the New York Stock Exchange on that date of $14.86.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

•	Our quarterly operating results may fluctuate, which could cause our stock price to decline.

•	Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected.

•	Certain of our key operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

•	We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

•	Our past growth rates are not indicative of expected results in the near term.

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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

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

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering totaling over 49,000 apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 1,000 emerging, established and owned brands. Through 18 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

Our co-chief executive officers founded REVOLVE in 2003 with the vision of leveraging digital channels and technology to transform the shopping experience, offering a scaled, one-stop destination for youthful, aspirational consumers. We believe that our model, which is more targeted than department stores or mass-market online retailers, and provides a greater selection than specialty retailers, allows us to more effectively serve consumers.

To improve on the merchandise offerings of traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing, and trend-forecasting algorithms. Our proprietary technology leverages data from a vast net of styles, attributes and customer interactions to create a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground up to make decisions in a data-first, customer centric way. Our approach facilitates constant newness, with over 900 new styles launched per week on average in 2020. Illustrating the efficacy of our data-driven merchandising, in 2020, despite headwinds from the COVID-19 pandemic, approximately 77% of our net sales were at full price, which we define as sales with a price of not less than 95% of the full retail price.

Our powerful brand and innovative marketing strategy connect with the increasingly important Millennial and Generation Z demographics. We believe we are recognized as a pioneer and a leader in social media and influencer marketing. We have built a community of thousands of influencers and brand partners, including some of the most influential social media celebrities in the world. Through our recognized leadership position, deep relationships and history of mutually beneficial partnerships, we believe we have become a partner of choice for influencers worldwide, leading to a competitive advantage. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive long term loyalty and engagement. We complement our emotional brand marketing with sophisticated, data-driven performance marketing to further drive efficient customer acquisition and strong customer retention and lifetime value.

Our data-driven merchandising and innovative marketing competencies enable a powerful owned brand strategy that drives consumer demand, differentiates our merchandise assortment, increases control of our supply chain, and has the opportunity to expand gross profit margins over the long term. We have built a portfolio of 24 owned brands, each crafted with unique attributes and supported by independent marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. In 2020, our owned brands represented six out of our top 10 brands and contributed 26.7% of the REVOLVE segment’s net sales.

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

Significant Growth in Digital Channels.  Consumers are increasingly using digital channels to make purchases, a trend accelerated by the COVID-19 pandemic and, to a lesser extent, the closure of tens of thousands of physical retail stores in recent years. As a result, the growth of online sales has meaningfully outpaced that of traditional brick-and-mortar channels. Mobile sales in particular have rapidly increased as consumers leverage their ability to discover, browse and purchase anytime from anywhere through their mobile devices. In 2020, customer orders placed through mobile devices represented 60.4% of our total orders.

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

The nature of consumer engagement with brands and retailers is evolving in tandem with the transition to digital channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from influencers as their source of inspiration and discovery and to inform their purchasing decisions. Influencers have an outsized impact on the purchasing behaviors of next-generation consumers. Influencers maintain a social media presence on platforms such as Instagram, YouTube and TikTok, and have thousands or even millions of engaged followers. Influencers can have a more powerful impact than traditional advertising methods because they bring their followers into their daily lives and share their personal tastes and preferences in an authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to the U.S. Census Bureau, Millennials accounted for more than 25% of the U.S. population in 2019, exceeding the number of baby boomers and making it the largest percentage of the workforce in the United States. Further, according to the U.S. Bureau of Labor Statistics, people born after 1981, including Millennials and Generation Z, accounted for approximately $1.7 trillion or 22% of the nation’s total consumer expenditure in 2017. We expect this number to increase over time as Millennials enter their peak earning years and an increasing percentage of Generation Z joins the workforce.

Next-Generation Consumers are Underserved by Retail and eCommerce.  Although the apparel and footwear, accessories and beauty sectors are large, we believe the next-generation consumer is underserved by traditional brick-and-mortar and online retailers. Department stores and national retailers try to serve a broad demographic with ubiquitous brands and are slow to react to changing trends. Specialty boutiques, while highly curated, often offer a narrow assortment and are limited in their reach. Many online retailers tend to deliver a purely transactional customer experience, with limited original fashion content and style advice to facilitate inspiration and discovery.

Our Competitive Strengths

Leading Millennial Destination for Online Fashion. We believe we are the leading U.S. online destination targeted towards Millennial and Generation Z consumers seeking premium fashion.  In 2020, we generated $580.6 million in net sales, served approximately 1.5 million active customers, offered over 1,000 brands and delivered over 120,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States.  Our average order value was $236 in 2020, which is reflective of our focus on premium merchandise and our differentiation from mass market or value-based retailers. Our business is specifically targeted towards Millennial consumers, predominantly female, and we believe this more specific targeting results in a better experience for our customer, leading to strong customer loyalty and increases in market share over time.  We further believe our scaled leadership position has strong network effects among our customers, brands, and influencers, as we are able to provide increasing value to each of those constituents as our scale and leadership position increases.

Data-driven Merchandising Model. Our disciplined, data-driven merchandising approach allows us to offer a broad, yet curated assortment of on-trend apparel, footwear, beauty and accessories while managing fashion and inventory risk. We employ a “read and react” model that combines qualitative and quantitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has minimal overlap with other retailers. Furthermore, by introducing products daily in limited quantities, we create a sense of urgency for our customers. As a result, sales of products at full retail price represented approximately 77%, 79%, and 79% of total net sales in 2020, 2019 and 2018, respectively.

The REVOLVE Brand. Since inception, we have worked to build a deep connection with our community of youthful, aspirational consumers. Our consumers frequently engage with us, coming to us for our inspiring content and styling, and our distinct and constantly changing assortment of on-trend fashion. REVOLVE is a brand in its own right, commanding a premium positioning, strong consumer affinity and reputation as a key fashion influencer for the next generation consumer. As our scale grows, our brand value is increasingly becoming a significant point of differentiation with customers, influencers and third-party brands.

Innovative Marketing Approach. REVOLVE’s marketing approach is integrated across all parts of the customer funnel and allows us to efficiently increase brand awareness, promote customer acquisition, encourage retention and maximize customer lifetime value. We have a history of being a leader in innovative digital and community-driven marketing and we believe we have positioned ourselves as a preferred partner for influencers and traditional marketing providers. We continuously provide our customers with aspirational and engaging content and amplify our message in a highly efficient manner through our network of thousands of influencers, buzzworthy social events and content that connects with her current lifestyle. In 2020, we drove 53% of traffic for REVOLVE from free and low-cost sources, as measured by the number of visitors who landed on the REVOLVE website or mobile application directly, via email marketing links, or though paid branded search terms and organic search results. We tightly integrate our marketing messaging into the shopping experience through compelling product curation, editorial content and daily product stories, creating a consistent experience for our customers across all touch points and allowing us to further control our merchandise sell-through. We complement our social media and community-driven brand marketing with sophisticated performance marketing efforts, including retargeting, paid search/product listing ads, paid social, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our apps, which together support our attractive customer acquisition and retention metrics.

Deep Connection with Our Loyal Customers. We understand the next-generation consumer, how she communicates and where she seeks fashion and lifestyle inspiration. We engage with her through social media, events, press and other digital channels, generating multiple touchpoints in an authentic way that we believe traditional retailers and brands do not. We integrate our marketing content with our product curation, visual merchandising, and editorial content, using our “Hot List,” daily product stories, featured shops and head-to-toe style suggestions to create an inspirational user experience and enhance our reputation as a fashion discovery destination. We enhance our customer experience and encourage our customers to use the home as a dressing room through exceptional customer service and a no-hassle free shipping and returns policy, which we have offered since our launch in 2003, making us one of the pioneers of free returns. She rewards our efforts with her loyalty, as demonstrated by our strong customer economics. Our efficient customer acquisition, strong net revenue retention rates and high average order values drive attractive customer lifetime value, with the average contribution margin from a customer exceeding our average customer acquisition cost within a short timeframe.

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with brand and performance marketing. Unlike traditional private label, our owned brands command pricing similar to third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 4.4 million followers on Instagram as of December 31, 2020, representing a 47% increase as compared to December 31, 2019. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on the REVOLVE site. We bring new products to market quickly by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our social media–driven marketing and events generates consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. The COVID-19 pandemic in 2020 led us to temporarily shift more of our inventory purchases to third-party inventory where we can make shallower initial inventory buys across a broader range of styles. Net sales of owned brands represented 26.7%, 36.1% and 30.9% of REVOLVE segment net sales for 2020, 2019, and 2018 respectively.

Proprietary, Scalable Technology and Data Analytics Platform. Our proprietary, scalable technology and data analytics platform efficiently and seamlessly manages our merchandising, marketing, fulfillment, product development, sourcing, and pricing decisions. We have a proven history of leveraging our technology platform to flexibly expand capacity in a capital-efficient manner. We leverage a strategic asset of hundreds of millions of data points, drawing from 18 years of data across hundreds of thousands of styles, up to 60 attributes per style, and millions of customer interactions. This data is leveraged throughout our operations to provide an optimized product offering, tailor our marketing efforts and continually enhance the experience on our sites. Our team of engineers, data scientists and business analysts continuously innovate to improve our platform and business processes to best serve our customers.

Founder-led Management and Innovative Culture.  The inspiration of our co-chief executive officers, Mike Karanikolas and Michael Mente, to transform the apparel shopping experience by leveraging data and through innovative business strategies continues to influence everything we do. Our company culture and team mirror the attributes of our core customer; we are socially engaged, digital-first, high energy, results driven and collaborative. We hire people who are passionate about fashion, technology and entrepreneurialism, and who are not burdened by conventional notions of traditional retail. We encourage creativity and constant improvement with a singular focus on the customer experience. We give our employees the opportunity to make an immediate contribution to our business, while maintaining our commitment to maximizing value over the long term. The success of our managerial strategies and innovative culture is evident in our long track record and our ability to manage through significant challenges in the macroeconomic environment, including the great recession in 2008 and 2009 and the current COVID-19 pandemic.

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

Continue to Increase Customer Loyalty and Wallet Share. We intend to deepen our existing customer relationships to improve our already strong revenue retention and increase our wallet share through enhancing our customer experience, engaging with her in ways that address more aspects of her life, and expanding our loyalty and preferred customer programs for high-value consumers.

Enhance and Broaden Our Offering. We intend to leverage our community and influencer network, owned brand capabilities and integrated, data-driven operating model to further expand our share of adjacent categories, building on our successful category expansion in 2020 during the COVID-19 pandemic.

Grow International Sales. We intend to further localize and improve the shopping experience and merchandise selection for our international customers and leverage the global reach of the REVOLVE brand and our influencer network to accelerate growth outside of the United States.

Grow Sales of Owned Brands. We intend to continue optimizing our assortment to drive revenue and profitability growth by introducing new owned brands and expanding our current owned brands into additional styles and categories.

Continue to Innovate. We are innovating across our user interface, technology platform, supply chain and distribution capabilities to improve service levels, further enhance and personalize the customer experience, increase conversion rates, and reduce lead times for our owned brands portfolio.

Pursue Strategic Acquisitions and Investments. We may pursue strategic acquisitions and investments that we believe will be complementary to our business and operations, including opportunities that can help us promote our brands across new and existing categories, demographics and geographies, expand our product offerings, improve our technology infrastructure and enhance the customer experience.

Our Merchandising, Assortment and Content

We leverage one platform to sell merchandise primarily through two retail segments, REVOLVE and FORWARD, which offer complementary assortments. REVOLVE offers constant newness and discovery through a broad yet curated assortment of premium apparel and footwear, accessories and beauty products.  FORWARD offers a curated assortment of iconic and emerging luxury brands with a strong and differentiated point of view.

We offer a broad yet curated assortment totaling over 49,000 apparel and footwear styles, as well as accessories and beauty products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing REVOLVE’s position as the destination for discovery. We continuously identify new brands and refine the brands we feature to foster a sense of newness and encourage discovery. We optimize our assortment through the development of a portfolio of 24 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand.

We bring new owned brand products to market quickly by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, the United States, India, and other countries. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. We continue to expand our supplier network in existing and other geographies. We have developed deep relationships with a number of our suppliers and make efforts to ensure that all suppliers share our commitment to quality and ethics. We do not have any long-term agreements requiring us to use any manufacturer, and no manufacturer is required to produce our products in the long term.

We update our sites daily with new editorial content to generate a constant flow of fresh, high-quality, authentic and engaging content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

Our Marketing Approach

We leverage a variety of marketing and advertising programs to drive traffic to our websites, increase brand awareness, acquire new customers, engage with our existing customers and strengthen and reinforce our brand.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain customers. These efforts have led to higher earned media value than competitors. We have a global network of thousands of influencers who regularly post about REVOLVE content. We believe we are a preferred partner for influencers, as their association with REVOLVE enhances our influencers’ personal brands. Our network is constantly evolving as we assess the breadth of individual influencers’ social media followings and resonance with our core demographic. We complement our social media efforts through a variety of brand marketing campaigns and in-person events, including the #REVOLVEfestival, #REVOLVEsummer, #REVOLVEaroundtheworld and the #REVOLVEawards attended by our top influencers, who promote both the REVOLVE brand and our merchandise.  As a result of the restrictions associated with COVID-19, we temporarily paused most of our in-person social events during 2020 and pivoted into hosting virtual livestreaming events featuring influencers, celebrities and fashion designers. This expansion in our brand marketing strategy enabled us to remain connected with our customer during this significant shift in her lifestyle. We believe the combination of in-person and virtual events will be a strong combination in the future. Our online presence includes over 7.5 million Instagram followers across REVOLVE, FORWARD and our owned brands as of December 31, 2020.  We complement our powerful social media and influencer marketing with a robust digital performance marketing strategy. Our digital performance marketing efforts are focused on acquiring and retaining customers through a variety of channels including retargeting, paid search/product listing ads, paid social, affiliate marketing, personalized email marketing and mobile “push” communications through our apps.

Our Technology Platform

Our technology integrates seamlessly across multiple functions throughout the organization, connecting in a way that allows constant iteration and optimization. Our proprietary algorithms and technology infrastructure create the foundation for everything we do and include:

•

Data Science. Our technology mines data from a database we have built over 18 years, consisting of hundreds of thousands of styles and millions of customer interactions, creating a strategic asset of hundreds of millions of data points.

•

Merchandising. Our algorithms optimize pricing based on demand, automatically identify and re-order best sellers based on purchase trends and browsing feedback, and maintain the right depth of available inventory to maximize margins and net sales at full price.

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

•

Customer Service and Relationships. Our customer service technology is complimented by third party technology and provides our representatives with up to date and relevant product and fulfillment information to better serve our customer regardless of the communication channel. We generate highly personalized and relevant full life-cycle email and retargeting messaging. Our systems also continue to learn about each customer through historical purchase behavior as well as direct customer feedback and these learnings are applied to future interactions.

•

Fulfillment. The algorithms we use in our fulfillment center allows us to efficiently position inventory and combine orders to reduce shipping costs. These algorithms also determine the most efficient manner to fulfill each order, including optimizing the way in which inventory is picked and when orders are shipped. In 2019, we invested in incremental automation to enhance our fulfillment operations. In 2020, we further invested in automation, the combination of which furthers our ability to serve our customers in a rapid and efficient manner.

Our proprietary technology infrastructure is highly scalable and has allowed us to grow with our customer demand, vendor base and brands. We supplement our technology team with a team of data scientists that support teams across the organization through reporting and analysis.

Our Customer Service, Fulfillment and Logistics

A key element of our business is our ability to provide an exceptional customer experience throughout her purchasing journey. Our ability to fulfill orders, and process returns, quickly and accurately is critically important to the customer experience. We do not outsource our core customer service or fulfillment operations, and similarly, we ship all orders directly to our customers.

Customers can engage with us in 10 languages, use one of 20 payment methods and pay in up to 130 currencies. While we do not extend credit to our customers, we do offer third-party payment alternatives that allow our customers to make installment payments. We also offer a loyalty program for REVOLVE customers. The loyalty program affords participating customers additional benefits such as early access to new styles, early access to items on sale and invitations to exclusive events. The FORWARD preferred customer program enables clients to receive products specifically curated for them by our stylists.

Our technology platform is supplemented by our customer service, fulfillment and logistics teams. Our customer service team, through interactions with our customers by phone, email, text or instant-message, primarily addresses questions relating to orders, deliveries and returns, and also answers questions regarding fit, color, size, and other style matters to ensure customer satisfaction. Our fulfillment and logistics team oversees order fulfillment, ensuring that orders are efficiently and accurately processed, packed, shipped and delivered to customers. In 2019, we consolidated our fulfillment operations into a single facility and incorporated automation processes into our warehouse workflow. These enhancements have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas of California, we offer free next-day shipping. Our efficient operations allow us to ship approximately 98% of orders on the same day if placed before noon Pacific Time. We are also able to ship to and service customers in over 200 countries and territories and are able to serve over 80% of our international sales within two to three days.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Human Capital

As of December 31, 2020, we had 843 employees, all of which are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives are focused on the safety, retention and development of our existing employees and the recruitment of new employees. We are focused on building a team and culture that is diverse, respectful, socially engaged, digital-first, high energy, results driven and collaborative. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits. The following table sets forth the number of employees by team as of December 31, 2020:

Team	As of December 31, 2020
Fulfillment and logistics	357
Owned brands	89
Customer service	88
Creative photography, studio and editorial	69
Merchandising and planning	66
Technology and data science	41
Marketing	39
Other	94
Total	843

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and resulted in the cancellation of several REVOLVE brand marketing events, including #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year.

We also have experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19 in the first quarter of 2020.  The seasonality trends that we have experienced historically will continue to be affected in the near term as we continue to navigate through the challenges presented by the COVID-19 pandemic.  With the exception of this specific event or events like it, we expect our historical seasonality to continue in future years.

Competition

The online and offline retail markets generally, as well as the premium lifestyle and luxury product markets more specifically, are highly competitive and rapidly evolving. We face significant competition from e-Commerce websites including apparel and accessories-oriented eCommerce websites as well as the eCommerce websites of traditional retailers and premium and luxury brands. We also face competition from in-person stores and boutiques including traditional retailers, as well as fashion boutiques.

We compete based on product selection, differentiation and curation, brand quality and strength of brand relationships, relevance, convenience, ease of use and consumer experience, including order fulfillment and shipping timeliness and return policies. We believe we compete favorably across these factors taken as a whole.

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2020, we owned over 330 trademark registrations, over 160 trademark applications, and over 70 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FORWARD word marks and those marks associated with our owned brands. Our trademarks, including domain names, are material to our business and brand identity.

Information About Segment and Geographic Revenue

For information about segment and geographic revenue, see Note 10, Segment Information, to our consolidated financial statements included elsewhere in this report.

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

In addition, our beauty products are subject to regulation by the Federal Trade Commission, the Food and Drug Administration, and the Consumer Product Safety Commission, as well as various other federal, state, local and foreign regulatory authorities. These laws and regulations principally relate to the ingredients, proper labeling, advertising, marketing, manufacture, safety, shipment and disposal of our products.

For more information about laws and regulations applicable to our business, see “Risk Factors—Risks Related to Regulation and Taxation—Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.”

Corporate Information

We were originally formed as Advance Holdings, LLC in December 2012 as a Delaware limited liability company. In October 2018, we changed our name to Revolve Group, LLC. In connection with our initial public offering, or IPO, on June 6, 2019, Revolve Group, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Revolve Group, Inc. so that the top-tier entity in our corporate structure was a corporation rather than a limited liability company. Our principal executive office is located at 12889 Moore Street, Cerritos, California 90703. Our telephone number is (562) 677-9480.

Available Information

We file or furnish periodic reports and amendments thereto, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission, or SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.Revolve.com, and our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at www.Investors.Revolve.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

Item 1A.	RISK FACTORS

Investing in our Class A common stock involves certain risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

The COVID-19 pandemic has had, and likely will continue to have, severe negative repercussions across local, state and national economies and financial markets. The COVID-19 pandemic has caused a deterioration in the global economy and our industry and could result in a sustained period of substantial economic and financial turmoil. Our employees, suppliers and customers are located in areas affected by the COVID-19 pandemic, which has subjected us to many risks, including the impact from:

•	business restrictions and social distancing mandates, which have caused us to curtail normal operations and reduced productivity;

•	the cancellation of brand marketing events, including the #REVOLVEfestival, that have historically driven customer acquisition and demand for our merchandise;

•	changes in consumer behavior, confidence and discretionary spending;

•	increased reliance on remote work arrangements;

•	supply chain disruptions; and

•	a global slowdown and profound economic uncertainty.

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

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

Prior to the COVID-19 outbreak in the United States in March 2020, we were growing rapidly; however, with the onset of COVID-19 and the related social distancing and stay-at-home orders around the world, demand for our products was materially negatively impacted. In response to the pandemic, the significantly reduced demand for our products and related unforeseen business conditions, we took several actions in early April 2020 to reduce costs and operations to levels that were more commensurate with then-current sales. Those actions included furloughs, pay reductions, reductions in capital expenditures and, to a lesser extent, layoffs, among other things. As net sales improved, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return our corporate employees to their pre-COVID-19 salaries and wages. Consumer behavior may be slow to return to pre-COVID-19 patterns and levels, if at all. To effectively manage future growth we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To return to and support future growth, we must effectively induce service providers that were affected by our COVID-19 responses to return or stay with us or integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to return to growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies.  To attract top talent, we offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also elect to increase compensation levels to remain competitive in attracting and retaining talented employees. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•

fluctuations in net sales generated from the brands on our sites, including as a result of the continued effects of the COVID-19 pandemic, seasonality trends and the timing and success, including cancellations of events that we host, such as the #REVOLVEfestival in the Coachella Valley;

•	fluctuations in product mix, including between sites and between owned and non-owned brands;
•	our ability to effectively launch and manage new sites and brands;
•	fluctuations in the levels or quality of inventory;
•	fluctuations in the percentage of full price sales, levels of markdowns and gross margins;
•	fluctuations in capacity as we expand our operations;
•	our success in engaging existing customers and attracting new customers;

•	the amount and timing of our operating expenses;
•	the timing and success of new products and brands we introduce;
•	the impact of competitive developments and our response to those developments;
•	our ability to manage our existing business and future growth;
•	disruptions or defects in our sites, or actual or perceived privacy or data security breaches; and
•	economic and market conditions, particularly those affecting our industry.

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

If our performance metrics are not accurate representations of the reach or monetization of our brand, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, financial condition and operating results could be adversely affected.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period. The COVID-19 pandemic has introduced even further uncertainty to our operating forecasts and estimates of future net sales and gross margins. As a result of COVID-19, we experienced declining net sales and gross margins in 2020 and we expect COVID-19 to continue to impact our operating results for some time. A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. As a result of the negative impact of COVID-19 on our net sales, we reduced our fixed costs; however, these cost reductions may not be sufficient to maintain profitability in the near term and customer acquisition and lifetime value over the long term. Furthermore, we may be unable to further adjust our spending in a timely manner to compensate for any incremental unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

Our past growth rates are not indicative of expected results in the near term.

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

We cannot assure you we will be able to achieve any of the foregoing. Our customer base has declined and may continue to decline as a result of the COVID-19 pandemic, increased competition, and the maturation of our business. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Over the course of 2020, we offered over 850 emerging and established brands through REVOLVE, including 24 brands developed and owned by us, which we refer to as owned brands, and over 350 brands through FORWARD, Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers. Third party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. Furthermore, the impact of the COVID-19 pandemic on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted. Further, in October 2020 we entered into an agreement to begin transitioning away from using the Elyse Walker name in our operation of FORWARD, which may adversely impact our relationship with associated designers.

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as FedEx, UPS and, to a much lesser extent, the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. If these third parties increase their rates or add incremental surcharges, our costs may increase which could have a material adverse impact on our financial results. In addition, the COVID-19 pandemic has negatively impacted the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted.  In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms as marketing tools may become limited or restricted, which could adversely impact our business and operating results. For example, on September 18, 2020, the U.S. Department of Commerce issued two orders imposing restrictions on certain transactions with Tencent Holdings Ltd. and its subsidiaries as they relate to the WeChat app, and ByteDance Ltd. and its subsidiaries, including TikTok Inc., in each case pursuant to executive orders issued on August 6, 2020. The implementation of both orders is currently enjoined, pending further court action. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites of our competitors. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing, and the cost of maintaining such relationships will likely increase. We cannot assure you that the net sales contribution from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. As social media and influencer-based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld, and #REVOLVEawards, as well as short-term pop-up retail experiences. We anticipate that our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. In addition, several of such events have been, and may in the future be, postponed, significantly modified or cancelled in response to the COVID-19 pandemic. Furthermore, it is uncertain whether the behavior of our target demographics will change as a result of the pandemic in a manner that makes such events less effective. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years; however, given the impact of the COVID-19 pandemic, including the postponement and cancellation of several events such as #REVOLVEfestival, 2020 did not follow typical patterns. The duration of COVID-19 is also highly uncertain and if in-person events such as #REVOLVEfestival are postponed or cancelled, our seasonality will likely be impacted in 2021 and potentially beyond.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including the COVID-19 pandemic. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-

19 pandemic has impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

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

The spread of COVID-19 also negatively impacted consumer demand. In response, we have reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With improving trends in consumer demand beginning in the second quarter of 2020, we began to increase our inventory purchases to support future expected demand. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in our traditional product categories of clothing, shoes and accessories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

Our fulfillment operations are largely centralized in a single 281,000 square foot facility. We expect that our current capacity in this facility will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment center are fixed, and any expansion of such fulfillment center will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales, and such expected sales may not occur.

Our fulfillment center is located Los Angeles County, which has imposed varying restrictions on businesses over the course of the COVID-19 pandemic in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. Government authorities may impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center. We have experienced positive COVID-19 cases in our fulfillment center and may experience more positive COVID-19 cases. If more stringent restrictions are put into place or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries including India to source and manufacture all of our products under our owned brands. The outbreak of COVID-19 led to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which resulted in delayed delivery of product to us. We engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. The COVID-19 outbreak caused delayed shipments from our manufacturing partners and other third party suppliers, initially in China but over time impacting third parties worldwide. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and fulfillment center as well as the majority of our employees are located, is very competitive.

The COVID-19 pandemic has resulted in unforeseen financial challenges and uncertainties for us. In response, we determined that cost-cutting measures were necessary and prudent to position us to continue to operate in a successful manner.  The various cost-cutting measures included salary reductions, furloughs and, to a lesser extent, layoffs, which may implicate the federal Worker Adjustment and Retraining Notification Act, or the WARN Act, and the analogue California law. As of the date of this report, many of the furloughs and salary and wage reductions have been reversed and our corporate employees are currently receiving at or above their pre-COVID wages and salaries. We believe that these measures were necessary to improve the likelihood of preserving the jobs of our remaining employees. The WARN Act typically requires, among other things, that companies notify affected employees and certain government agencies and elected officials of any mass layoff at least 60 days before the layoff, with associated wage and hour penalties for failure to provide proper notice. However, under both federal law and, as a result of California Governor Gavin Newsom’s Executive Order N-31-20, California law, employers may, as we have done, avail themselves of exceptions from providing the full 60 days’ notice based on unforeseen business circumstances related to the COVID-19 pandemic. We provided notice to affected employees and required government agencies and elected officials as soon as practicable.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly, and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has announced a new application tracking transparency framework that would require opt-in consent for certain types of tracking. This transparency framework has been planned for launch in early 2021. This transparency framework may result in impacts on the effectiveness of our advertising practices. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit card, gift cards, debit card, PayPal and other third-party payment vendors, which subjects us to certain regulations and the risk of fraud, and we may in the future offer new payment options to customers that would be subject to additional regulations and risks. We pay interchange and other fees in connection with credit card payments, which may increase over time and adversely affect our operating results. While we use a third party to process payments, we are subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard, or PCI-DSS, and rules governing electronic funds transfers. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition and operating results could be adversely affected.

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

We are subject to the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting.  However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which could be as early as the beginning of the third quarter of 2021.

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

The merchandise we sell to our customers is subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission, the Food and Drug Administration and similar state and international regulatory authorities. As a result, such merchandise could be in the future subject to recalls and other remedial actions. Product safety, labeling and licensing concerns, including consumer disclosure and warning regarding chemical exposure, may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results.

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

Developing the highest quality products while operating with integrity, is an important component of our brand image and operating philosophy, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. We do not control our suppliers and manufacturers or their business, and they may not comply with our guidelines or the law. A lack of compliance could lead to reduced sales or recalls or damage to our brand or cause us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. In addition, we rely on our manufacturers’ and suppliers’ compliance reporting in order to comply with regulations applicable to our products. This is further complicated by the fact that expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements. Ethical business practices are also driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such regulations or expectations might develop in the future and cannot be certain that our guidelines or current practices would satisfy all parties who are active in monitoring our products or other business practices worldwide.

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $58,240 per year for executive, administrative and professional employees with employers that have 26 or more employees. Employees in California who are exempt under the computer professional exemption, for example, must now be paid at least $96,968.33. Minimum salary requirements impact the way we classify certain employees, increases our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements may have a material adverse effect on our business, financial condition and results of operations.

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

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject.  Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

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

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, or EU, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the EU’s regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher. The United Kingdom, or UK, has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher.  Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application.  Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and CPRA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as Trade Controls. As such, a license may be required to export or re-export our products to certain countries and end users, and for certain end uses.  The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities.  Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging.  Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm.

We may experience fluctuations in our tax obligations and effective tax rate, which could adversely affect our operating results.

We are subject to taxes in the United States and the UK. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. There are numerous other factors that could affect our tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies.

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

We use multiple third-party suppliers and manufacturers based primarily in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. We also sell our merchandise to customers in China and use Chinese-owned social media and payment platforms such as TikTok, WeChat and AliPay to market to and transact with customers inside and outside of China.

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

In addition, on January 5, 2021, then-President Trump issued an executive order to prohibit any transaction by any person, or with respect to any property, subject to the jurisdiction of the United States, with persons that develop or control certain “Chinese connected software applications,” including Alipay, which we rely on in certain circumstances.  In addition, the White House, the Department of Commerce and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies. We cannot predict whether these recent rules and restrictions will be implemented and acted upon by the Biden administration, modified, overturned or vacated by legal action.  Due to the uncertainty regarding the timing, content, and extent of any such changes in policy, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, the January 5, 2021 executive order and these regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

Our reliance on overseas manufacturing and supply partners, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational, and supply chain risk through the potential for violations of federal and international anti-corruption law.

We derive a significant portion of our merchandise for our owned brands from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad.  Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti‑corruption laws, across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

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
•

navigating shipping and returns in a more fragmented geography, particularly following the UK’s departure from the EU and if the EU were to lose other members or change its policies regarding the flow of goods across country borders;

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

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong has created additional U.S.-China tensions and could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China.

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for REVOLVE and FORWARD in 2013, and all of our North American sites and a majority of our international sites are mobile-optimized. In 2020, a majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially own approximately 54% of the outstanding shares of common stock and collectively control approximately 92% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

We currently occupy approximately 384,300 square feet of office and warehouse space in the state of California, United States, with leases that expire between 2021 and 2023. In September 2018, we entered into a five-year lease for approximately 281,000 square feet of fulfillment and office space located in Cerritos, California. In the first quarter of 2019, we consolidated substantially all of our fulfillment activities into this centralized facility and have terminated the lease of our former distribution facility.

The following table sets forth information with respect to our facilities, all of which are used by both our REVOLVE and FORWARD segments:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate headquarters and fulfillment center	281,100	2023
Cerritos, California	Office space	38,700	2021
Cerritos, California	Office space	23,700	2021
Cerritos, California(1)	Fulfillment center	28,200	2021
Los Angeles, California	Office space	40,800	2022

(1)	Property is sublet through the remainder of the lease term.
Item 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 6, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this report.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock

Our Class A common stock is listed on the New York Stock Exchange, or NYSE, and began trading under the symbol “RVLV” on June 7, 2019.

Holders of Record

As of February 18, 2021, we had 2 registered holders of record of our Class A common stock and 2 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period of June 7, 2019 through December 31, 2020, beginning with an investment at the $34.00 closing market price on June 7, 2019, the end of the first day our Class A common stock traded on the NYSE following our initial public offering at $18.00 per share, and thereafter based on the closing price of our Class A common stock on the NYSE, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on June 7, 2019 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/7/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Revolve Group LLC
S&P 500
S&P Retail Select Industry

(in dollars)	June 7, 2019	December 31, 2019	December 31, 2020
Revolve Group, Inc.	$100.00	$54.00	$91.68
S&P 500	$100.00	$113.67	$134.58
S&P Retail Select Industry	$100.00	$113.11	$160.19

Item 6.	SELECTED FINANCIAL DATA

No disclosure required by Item 301 of Regulation S-K as in effect on the date of this report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.  This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this report. See also the section captioned “Forward-Looking Statements” in this report.

For discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for year ended 2019, which was filed with the Securities and Exchange Commission on February 26, 2020.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering of apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and hundreds of emerging, established and owned brands. Through 18 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

We sell merchandise through two complementary segments, REVOLVE and FORWARD, that leverage one platform. Through REVOLVE we offer a highly-curated assortment of premium apparel and footwear, accessories and beauty products from emerging, established and owned brands.  Through FORWARD we offer an assortment of curated and elevated iconic and emerging luxury brands. We believe that FORWARD provides our customer with a unique destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

We believe our product mix reflects the desires of the next-generation consumer and we optimize this mix through the identification and incubation of emerging brands and continued development of our owned brand portfolio. The focus on emerging and owned brands minimizes our assortment overlap with other retailers, supporting marketing efficiency, conversion and sales at full price.

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and 18 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our online sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through retargeting, paid search/product listing ads, paid social, affiliate marketing, personalized email marketing and mobile “push” communications through our app.

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers, which allows us to ship approximately 98% of orders on the same day if placed before noon Pacific Time. In 2019, we expanded our capacity by occupying a new centralized warehouse facility, which we believe will support growth beyond 2023.

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the UK, the EU and Australia, and further expanded to New Zealand, Singapore and Canada in 2020. For 2020 and 2019, we generated $113.1 million and $98.1 million, respectively, in net sales shipped to customers internationally, or 19.5% and 16.3% of total net sales, respectively. In addition to expanding our global footprint of influencers, we are gradually increasing our level of investment in international expansion, by continuing to focus on Europe, Australia and Canada as well as Asia Pacific over the long term. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Impact of COVID-19

The COVID-19 pandemic has had a material negative impact on our net sales starting in the second week of March 2020 coincident with the escalated spread of the COVID-19 pandemic in the United States and elsewhere.  Net sales began to decline significantly year-over-year beginning in mid-March 2020. We also experienced weakness in some of our key operating metrics and headwinds in the factors affecting our performance which has continued into the first quarter of 2021. For additional information see the section captioned “—Key Operating and Financial Metrics” and “—Factors Affecting Our Performance.”

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

As our business operations and operating results improved in the second and third quarters of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. In addition, we accrued for discretionary bonuses related to our second, third and fourth quarter performance. In response to the improving trends in consumer demand and anticipated future demand, we sequentially increased our inventory purchases for future periods and increased operating expenses to support the business.

Our facilities and the majority of our employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. The vast majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing, enhanced cleaning and sanitation and regular, periodic testing. Government restrictions on travel and social distancing have caused the postponement or cancellation of several in-person REVOLVE brand marketing events including the #REVOLVEfestival, our ongoing #REVOLVEaroundtheworld series of activations as well as other social activities that drove demand for many of our products. Countries, states and local municipalities continue to impose various levels of restrictions based on the case levels and hospitalization rates in the respective areas.

Our supply chain has also been impacted by COVID-19. Initially, the impact was largely isolated to production and shipping delays in China, but as COVID-19 spread worldwide the impact to our supply chain broadened to include European nations. The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which initially led to a significant decline in our inventory balance. With the improving trends in consumer demand starting in the second quarter, we began to increase our inventory purchases to support future expected demand. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

As a result of social distancing and stay-at-home orders around the world, demand for product categories that are focused on social occasions has been significantly negatively impacted. Furthermore, during this time we are unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers.

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except average order value and percentages)
Gross margin	52.6%	53.6%	53.2%
Adjusted EBITDA	$69,257	$55,605	$46,495
Free cash flow	$71,449	$33,602	$23,610
Active customers	1,472	1,488	1,175
Total orders placed	4,499	4,715	3,710
Average order value	$236	$275	$279

Adjusted EBITDA and free cash flow are non-GAAP measures. See the sections captioned “—Adjusted EBITDA” and “—Free Cash Flow” below for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash provided by operating activities, respectively.

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

Gross margin is impacted by the mix of brands and categories of style that we sell on our sites, among other factors. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FORWARD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, owned brands decreased as a percentage of REVOLVE segment net sales in 2020 as the COVID-19 pandemic led us to temporarily shift more of our inventory purchases to third-party inventory where we can make shallower initial inventory buys across a broader range of styles. As a result of our cost reduction efforts described above in the section captioned “—Impact of COVID-19,” and as a result of work restrictions imposed by Los Angeles County that have impeded our ability to design new styles and develop new brands, we expect that contribution of owned brands will continue to be adversely affected in 2021.

In the near term, we expect that the contribution of owned brands will remain lower year over year, which would adversely impact our overall gross margin. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable generally accepted accounting principles, or GAAP, financial measure.

We have included Adjusted EBITDA in this report because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of equity-based compensation, excludes an item that we do not consider to be indicative of our core operating performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Our financial results included certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in 2019 primarily related to legal settlements and non-routine items in 2018 primarily related to expenses associated with our initial public offering and entity restructuring. Although we believe these expenses to be non-routine in nature, we cannot guarantee that these expenses will not be incurred again in the future.

A reconciliation of Adjusted EBITDA to net income is as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$56,790	$35,667	$30,638
Excluding:
Other expense, net	994	931	631
Provision for income tax	3,282	11,500	10,529
Depreciation and amortization	4,827	3,952	2,867
Equity-based compensation	3,364	2,067	1,400
Non-routine items	—	1,488	430
Adjusted EBITDA	$69,257	$55,605	$46,495

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed in the table above and elsewhere in this report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used in purchases of property and equipment. We have provided below a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this report because it is a key measure used by our management and board of directors, which we believe is an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, purchases of property and equipment and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities, for each of the periods indicated:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$73,773	$46,057	$26,655
Purchases of property and equipment	(2,324)	(12,455)	(3,045)
Free cash flow	$71,449	$33,602	$23,610

Net cash used in investing activities	$(2,324)	$(12,455)	$(3,045)
Net cash provided by (used in) financing activities	$8,660	$15,179	$(17,621)

Adjusted Diluted Earnings per Share

Adjusted diluted earnings per share is a non-GAAP financial measure that we calculate as diluted earnings (net loss) per share adjusted to exclude the per share impact of the issuance and repurchase of Class B common stock as part of our initial public offering, or IPO. We believe adjusted diluted earnings per share, excluding the impact of the repurchase of our Class B common stock, is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. See Note 9, Earnings (Net Loss) per Share, of our consolidated financial statements included elsewhere in this report for more information regarding our calculation of earnings (net loss) per share.

A reconciliation of non-GAAP adjusted diluted earnings per share to diluted earnings (net loss) per share for the years ended December 31, 2020, 2019 and 2018 is as follows (in dollars):

	Years Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class B
Earnings (net loss) per share — diluted	$0.79	$0.79	$(0.09)	$(0.09)	$0.44
Repurchase of Class B common stock, net	—	—	0.59	0.59	—
Adjusted earnings per share — diluted	$0.79	$0.79	$0.50	$0.50	$0.44

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

Active customers decreased during the trailing twelve months ended December 31, 2020 as compared to the trailing twelve-month period ended December 31, 2019 due to reduced customer activity as a result of the COVID-19 pandemic.

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

Total orders placed decreased during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to reduced demand as a result of the COVID-19 pandemic.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period divided by the total orders placed in that period. In 2020, average order value for merchandise sold through the REVOLVE and FORWARD segments was approximately $217 and $592, respectively, reflecting the brands sold and typical profile of the shoppers on such sites. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price and for sales at less than full price, the level of markdowns on these products. Average order value may also fluctuate as we expand into and increase our presence in additional product categories and price points.

Average order value decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 driven by a shift in mix toward lower price point categories such as beauty, fewer average units per order, a lower percentage of full price sales, higher markdowns on our marked down product and lower gross margins on full price sales. We expect average order value to continue to be lower year-over-year in the near term, primarily due to a shift in mix to product categories with lower average selling prices due to the COVID-19 pandemic.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for the year ended December 31, 2020 due to continued business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. The COVID-19 pandemic remains highly uncertain and we expect that our business operations and results of operations will continue to be adversely impacted in 2021, including as a result of:

•

continued COVID-19 requirements for social distancing, including requirements by certain government authorities around the world for people to continue to remain at home and for the closure of non-essential businesses frequented by our customers for special social occasions;

•	certain states and countries halting and even reversing the easing of business restrictions;

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

We are focused on navigating these recent challenges presented by COVID-19 through managing our cash flow, variabilizing our cost structure to more closely align with top line demand and preserving our financial position. For additional information, see the section above captioned “—Impact of COVID-19.”

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

Customer Acquisition and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers has slowed in recent periods and was lower in 2020 as compared to 2019, primarily due to COVID-19. Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth.

Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. With the onset of COVID-19, competition abated on both social media platforms as well as within the performance marketing channels we utilize to drive traffic. This resulted in favorable pricing initially. As competition and demand increased throughout the third and fourth quarters of 2020, pricing increased. Despite the changing external environment and competitive landscape, we believe we have been able to maintain the effectiveness and efficiency of these channels. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic, we have been and will continue to be unable to engage with our customers through in-person activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other travel and social related activities, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. As a result, we have shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer. If our efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Furthermore, competition for social media and influencer-based marketing channels continues to increase, which may adversely affect our operating results.

Customer Retention

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 41%, 45% and 49% for 2018, 2019 and 2020, respectively.

Existing customers place more orders annually than new customers, resulting in existing customers representing approximately 74% of orders and approximately 76% of net sales in 2020, up from 71% of orders and 74% of net sales in 2019 and 57% of orders and 58% of net sales in 2014, again having increased in each year. We believe these increasing metrics are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our cohorts.

The net sales contribution and retention from existing customer cohorts was impacted in 2020 by the headwinds from the COVID-19 pandemic. Cohort net sales retention is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. In 2020, we retained 74% of the prior cohorts’ net sales in 2019 as compared to 89% in the prior year.  We believe that the 2020 retention is short term in nature and the result of the COVID-19 headwinds and not indicative of the value of our customer base over the long term; however, if this negative trend in customer retention and purchasing pattern continues for a longer period of time, our operating results could be adversely impacted.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party and owned brands. Our product mix consists primarily of apparel, footwear and accessories and beauty products.

Our merchandise mix across our two reporting segments and across our owned brand and third-party products carry a range of margin profiles and may contribute to fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Historically, we have sought to increase the percentage of net sales from owned brands, which has led to an increase in gross margin over time prior to 2020 when owned brands declined as a percent of net sales. The mix between owned and third-party net sales and the pace of growth for owned brand net sales will vary. In the near term, shifts in merchandise mix as a result of changes in customer demand due to COVID-19, as well as a continued year-over-year decrease in the contribution of owned brands, will adversely impact our overall gross margin. In the longer term, shifts in merchandise mix driven by changes in customer demand may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand has been adversely impacted as a result of COVID-19. In response, we significantly reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance in the second and third quarters of 2020. As our sales demand improved sequentially, we increased our inventory purchases to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient inventory or the appropriate assortment to meet customer demand. Conversely, if demand does not improve in line with our inventory commitments, we may carry excess inventory leading to higher markdowns, adversely impacting gross margins.

Investment in our Operations and Infrastructure

We have made investments over time to grow our customer base and enhance our offerings. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment center, and logistics infrastructure as we launch new brands, expand internationally and drive operating efficiencies.  We believe these investments will yield positive returns in the long term; however, we cannot be certain that these efforts will grow our customer base or be cost-effective. In the near term, we have reduced capital expenditures in response to the COVID-19 pandemic.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FORWARD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 86.3% and 87.7% of our net sales for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, REVOLVE generated $500.9 million and $527.3 million in net sales, respectively, representing a decrease of 5.0%. The net sales decrease in the year ended December 31, 2020, as compared to 2019, was primarily due to a decrease in average order value as well as a decrease in the number of orders placed by customers, partially offset by fewer merchandise returns. We believe COVID-19 and, to a lesser extent our efforts to manage inventory levels, have materially impacted, and will continue to impact net sales in the near term. We also believe that COVID-19, a shift in the mix of product categories purchased and a change in consumer purchasing behavior has positively impacted the rate of returns and our net sales in 2020. If the rate of returns increases in the future, our net sales and financial results may be adversely impacted.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 13.7% and 12.3% of our net sales for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, FORWARD generated $79.8 million and $73.7 million in net sales, respectively, representing an increase of 8.1%. The net sales increase in the year ended December 31, 2020, as compared to 2019, was primarily due to fewer merchandise returns, partially offset by decreases in the number of orders placed by customers and a decrease in the average order value. If we are unable to continue to generate net sales and gross profit growth in the FORWARD segment, through the period impacted by COVID-19 and beyond, our financial results would be adversely impacted. We also believe that COVID-19, a shift in the mix of product categories purchased and a change in consumer purchasing behavior has positively impacted the rate of returns and our net sales in 2020. If the rate of returns increases in the future, our net sales and financial results may be adversely impacted.

Net sales to customers outside of the United States contributed to 19.5% and 16.3% of our net sales for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, net sales to customers outside of the United States were $113.1 million and $98.1 million, respectively, representing an increase of 15.3%. Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in the section captioned “—Overall Economic Trends” above. Increases in taxes and negative movements in certain currencies have also had in the past, and may continue to have, an adverse impact on our financial results. In addition, although net sales to customers outside the United States have also been, and likely will continue to be, negatively impacted by the COVID-19 pandemic, net sales to international customers were stronger in 2020 relative to net sales to customers in the United States.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year.  We have also experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19 in the first quarter of 2020. We expect the seasonality trends that we have experienced historically will continue to change in 2021 as we navigate through the ongoing challenges presented by the COVID-19 pandemic. With the exception of this specific event or events like it, we expect our historical seasonality to continue in future years.  Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

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

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, freight-in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which are further impacted by COVID-19.

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

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to fluctuate as a percentage of net sales in the short term as we may not able to fully offset the impact of COVID-19. In addition, with the increase in online sales as a result of COVID-19, capacity with our third-party carriers has been and may continue to be impacted, resulting in a potential increase in our shipping costs through increases in rates and surcharges.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, paid social, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales through the third quarter of 2020. In the fourth quarter of 2020, we started to increase our level of investment in marketing and expect marketing expressed as a percentage of net sales to return to historical levels in 2021. We may also make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long term, increases in general and administrative expenses in absolute dollars are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, and starting in the second quarter of 2020, we temporarily reduced costs in this area by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved in the second and third quarters of 2020 due to adjustments in our marketing and merchandise assortment as well as the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. In addition, we accrued for discretionary bonuses related to second, third and fourth quarter performance. If the negative impacts of COVID-19 are prolonged, general and administrative expenses may increase as a percentage of net sales in the short-term as expenses are largely fixed and do not fluctuate with net sales. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net sales	$580,649	$600,993	$498,739
Cost of sales	275,369	279,040	233,433
Gross profit	305,280	321,953	265,306
Operating expenses:
Fulfillment expenses	16,471	19,413	13,292
Selling and distribution expenses	80,496	87,706	70,621
Marketing expenses	76,371	89,141	74,394
General and administrative expenses	70,876	77,595	65,201
Total operating expenses	244,214	273,855	223,508
Income from operations	61,066	48,098	41,798
Other expense, net	994	931	631
Income before income taxes	60,072	47,167	41,167
Provision for income taxes	3,282	11,500	10,529
Net income	$56,790	$35,667	$30,638

	Years Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.4	46.4	46.8
Gross profit	52.6	53.6	53.2
Operating expenses:
Fulfillment expenses	2.8	3.2	2.7
Selling and distribution expenses	13.9	14.6	14.2
Marketing expenses	13.2	14.9	14.9
General and administrative expenses	12.2	12.9	13.1
Total operating expenses	42.1	45.6	44.9
Income from operations	10.5	8.0	8.3
Other expense, net	0.2	0.2	0.1
Income before income taxes	10.3	7.8	8.2
Provision for income taxes	0.5	1.9	2.1
Net income	9.8%	5.9%	6.1%

Comparison of Years Ended 2020 and 2019

Net Sales

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Net sales	$580,649	$600,993	$(20,344)	-3.4%

The decrease in net sales for the year ended December 31, 2020, as compared to 2019, was primarily due to a decrease in average order value to $236 from $275 in 2019 and a decrease in the number of orders placed by customers of 4.6% as compared to 2019. These decreases were partially offset by customers returning a lower proportion of their purchases in 2020 as compared to 2019.

Net sales in the REVOLVE segment decreased 5.0% to $500.9 million in 2020 compared to net sales of $527.3 million in 2019. Net sales generated from our FORWARD segment increased 8.1% to $79.8 million in 2020 compared to net sales of $73.7 million in 2019.

Cost of Sales

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of sales	$275,369	$279,040	$(3,671)	-1.3%
Percentage of net sales	47.4%	46.4%

The decrease in cost of sales was primarily due to a decrease in the volume of merchandise sold combined with lower receiving costs, import expenses and inventory write-downs, partially offset by a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods. The increase in cost of sales as a percentage of net sales was due to a higher mix of third party brand sales and a lower mix of full price sales, partially offset by lower inventory write-downs, receiving costs and import expenses.

Fulfillment Expenses

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Fulfillment expenses	$16,471	$19,413	$(2,942)	-15.2%
Percentage of net sales	2.8%	3.2%

The decrease in fulfillment expenses was primarily the result of a decrease in the number of units processed as well as a decrease in cost per unit processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through the consolidation and automation of our fulfillment center in the prior year combined with customers returning a lower proportion of their purchases in 2020.

Selling and Distribution Expenses

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Selling and distribution expenses	$80,496	$87,706	$(7,210)	-8.2%
Percentage of net sales	13.9%	14.6%

The decrease in selling and distribution expenses was the result of a decrease in both the number of orders shipped and returned combined with lower merchant processing fees and packaging costs. Shipping and handling costs decreased $4.7 million, merchant processing fees decreased $1.6 million, and packaging costs decreased $0.9 million in 2020 as compared to 2019. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a lower proportion of their purchases in 2020.

Marketing Expenses

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Marketing expenses	$76,371	$89,141	$(12,770)	-14.3%
Percentage of net sales	13.2%	14.9%

The decrease in marketing expenses for the year ended December 31, 2020, as compared to 2019, was primarily due to reduced investment in both brand marketing activations and performance marketing campaigns. The reduced marketing investment was driven primarily by the absence of several in-person brand marketing events, including #REVOLVEfestival, combined with cost-control efforts and efficiencies in performance marketing investments due to COVID-19. As a result, we experienced a decrease of $7.4 million in brand marketing expenses and a decrease of $5.4 million in performance marketing expenses for the year ended December 31, 2020 as compared to 2019.

General and Administrative Expenses

	Years Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$70,876	$77,595	$(6,719)	-8.7%
Percentage of net sales	12.2%	12.9%

The decrease in general and administrative expenses in absolute dollars and as a percentage of net sales for the year ended December 31, 2020 as compared to 2019, was due in part to the cost reduction actions taken in response to the COVID-19 pandemic which resulted in a $3.4 million decrease in general and administrative expenses resulting from the elimination of non-essential expenses, a $1.5 million decrease in one-time expenses primarily attributed to legal settlements, a $1.4 million decrease related to owned brand design and development, a $0.7 million decrease in product related studio and editorial photography and a $0.5 million decrease in salaries, benefits and equity-based compensation due to temporary salary and wage reductions, furloughs and to a lesser extent layoffs, partially offset by an increase of $0.8 million in professional and outside service costs to operate as a public company.

Income Taxes

	Years Ended December 31,
	2020	2019
	(in thousands)
Income before income taxes	$60,072	$47,167
Provision for income taxes	3,282	11,500
Effective tax rate	5.5%	24.4%

The decrease in the effective tax rate was primarily due to excess tax benefits related to the exercise of non-qualified stock options during the year ended December 31, 2020.

Quarterly Results of Operations and Other Financial and Operations Data

The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for each of the quarters indicated. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our quarterly results of operations will vary in the future. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per share data)
Net sales	$140,754	$151,036	$142,784	$146,075	$147,556	$154,197	$161,897	$137,343
Cost of sales	61,962	67,569	70,713	75,125	69,453	71,519	71,479	66,589
Gross profit	78,792	83,467	72,071	70,950	78,103	82,678	90,418	70,754
Operating expenses:
Fulfillment expenses	4,021	4,158	3,799	4,493	4,499	5,118	5,301	4,495
Selling and distribution expenses	18,793	20,870	19,054	21,779	20,895	22,581	23,639	20,591
Marketing expenses	20,880	18,903	14,638	21,950	21,602	23,127	24,914	19,498
General and administrative expenses	18,485	17,741	15,776	18,874	20,471	19,019	18,836	19,269
Total operating expenses	62,179	61,672	53,267	67,096	67,467	69,845	72,690	63,853
Income from operations	16,613	21,795	18,804	3,854	10,636	12,833	17,728	6,901
Other expense (income), net	694	253	174	(127)	278	(7)	444	216
Income before income taxes	15,919	21,542	18,630	3,981	10,358	12,840	17,284	6,685
(Benefit) provision for income taxes	(3,041)	2,104	4,394	(175)	1,953	3,281	4,543	1,723
Net income	18,960	19,438	14,236	4,156	8,405	9,559	12,741	4,962
Less: Repurchase of Class B common stock upon corporate conversion	—	—	—	—	—	—	(40,816)	—
Net income (loss) attributable to common stockholders	$18,960	$19,438	$14,236	$4,156	$8,405	$9,559	$(28,075)	$4,962
Earnings (net loss) per share of Class A and Class B common stock:
Basic	0.27	0.28	0.21	0.06	0.12	0.14	(0.57)	0.08
Diluted	0.26	0.27	0.20	0.06	0.12	0.13	(0.57)	0.07
Weighted average Class A and Class B common shares outstanding:
Basic	70,478	69,872	69,415	69,320	68,921	68,871	49,025	41,936
Diluted	72,382	72,281	71,659	71,903	71,947	72,658	49,025	44,821

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.0	44.7	49.5	51.4	47.1	46.4	44.2	48.5
Gross profit	56.0	55.3	50.5	48.6	52.9	53.6	55.8	51.5
Operating expenses:
Fulfillment expenses	2.9	2.8	2.7	3.1	3.0	3.3	3.2	3.3
Selling and distribution expenses	13.4	13.8	13.3	14.9	14.2	14.7	14.6	15.0
Marketing expenses	14.8	12.5	10.3	15.1	14.6	15.0	15.4	14.2
General and administrative expenses	13.1	11.7	11.0	12.9	13.9	12.3	11.6	14.0
Total operating expenses	44.2	40.8	37.3	46.0	45.7	45.3	44.8	46.5
Income from operations	11.8	14.5	13.2	2.6	7.2	8.3	11.0	5.0
Other expense (income), net	0.5	0.2	0.1	(0.1)	0.2	(0.0)	0.3	0.1
Income before income taxes	11.3	14.3	13.1	2.7	7.0	8.3	10.7	4.9
(Benefit) provision for income tax	(2.2)	1.4	3.1	(0.1)	1.3	2.1	2.8	1.3
Net income	13.5%	12.9%	10.0%	2.8%	5.7%	6.2%	7.9%	3.6%

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except average order value and percentages)
Other Financial and Operations Data
Gross margin	56.0%	55.3%	50.5%	48.6%	52.9%	53.6%	55.8%	51.5%
Adjusted EBITDA(1)	$18,746	$24,025	$20,877	$5,609	$13,650	$14,438	$18,968	$8,549
Free cash flow	$(2,934)	$13,877	$52,976	$7,530	$13,226	$7,448	$1,991	$10,937
Active customers	1,472	1,504	1,533	1,528	1,488	1,438	1,359	1,262
Total orders placed	1,023	1,141	1,163	1,172	1,092	1,194	1,294	1,135
Average order value	$256	$232	$204	$259	$282	$275	$275	$259
(1)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other expense (income), net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. Please see the section captioned “—Key Operating and Financial Metrics—Adjusted EDBITDA” above for more information. Non-routine items include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in the first and fourth quarters of 2019 related primarily to legal settlements.

The following table presents the reconciliation of Adjusted EBITDA to net income:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Net income	$18,960	$19,438	$14,236	$4,156	$8,405	$9,559	$12,741	$4,962
Excluding:
Other expense (income), net	694	253	174	(127)	278	(7)	444	216
(Benefit) provision for income tax	(3,041)	2,104	4,394	(175)	1,953	3,281	4,543	1,723
Depreciation and amortization	1,181	1,250	1,205	1,191	1,236	1,132	889	695
Equity-based compensation	952	980	868	564	522	513	521	511
Non-routine items	—	—	—	—	1,256	(40)	(170)	442
Adjusted EBITDA	$18,746	$24,025	$20,877	$5,609	$13,650	$14,438	$18,968	$8,549

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to net cash (used in) provided by operating activities, as well as information regarding net cash used in investing activities and net cash (used in) provided by financing activities:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Net cash (used in) provided by operating activities	$(2,454)	$14,340	$53,806	$8,081	$14,224	$9,150	$6,759	$15,924
Purchases of property and equipment	(480)	(463)	(830)	(551)	(998)	(1,702)	(4,768)	(4,987)
Free cash flow(1)	$(2,934)	$13,877	$52,976	$7,530	$13,226	$7,448	$1,991	$10,937

Net cash used in investing activities(2)	$(480)	$(463)	$(830)	$(551)	$(998)	$(1,702)	$(4,768)	$(4,987)
Net cash (used in) provided by financing activities	(10,363)	(6,292)	(5,660)	30,975	612	(968)	15,783	(248)

(1)

Free cash flow is a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities less net cash used for purchases of property and equipment. Please see the section captioned “—Key Operating and Financial Metrics—Free Cash Flow” above for more information.

(2)	Net cash used in investing activities includes payments for purchases of property and equipment, which is also included in our calculation of free cash flow.

Seasonality and Quarterly Trends

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year.  We have also experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19 in the first quarter of 2020. We expect the seasonality trends that we have experienced historically will continue to change in 2021 as we navigate through the ongoing challenges presented by the COVID-19 pandemic. With the exception of this specific event or events like it, we expect this seasonality to continue in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations will become more pronounced.

We focus our internal measurements of performance on quarterly year-over-year comparisons but discuss quarterly sequential information below to help investors understand fluctuations in our business.

Net sales increased in the first quarter of 2019 due to continued growth in the business. Net sales continued to increase in second quarter of 2019 due to continued growth in the business combined with seasonality. Net sales decreased in the third quarter of 2019 due to seasonality and further decreased in the fourth quarter due to the reduction of new inventory receipts within the REVOLVE segment. Our quarterly net sales in 2020 are reflective of the seasonality and COVID-19 impacts as discussed above. During the first quarter of 2020 we experienced seasonally lower activity, which was further impacted by the COVID-19 pandemic. In addition, the COVID-19 pandemic resulted in the cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year. Net sales in the third quarter of 2020 stabilized and were comparable with the prior year period. During the fourth quarter of 2020, a number of state-imposed restrictions were reinstated resulting in a decrease in our net sales when compared to the same period in the prior year. As noted above, the seasonality of our business has resulted in variability in our total net sales quarter-to-quarter. As a result, we believe that comparisons of net sales and results of operations for a given quarter to net sales and results of operations for the corresponding quarter in the prior fiscal year are generally more meaningful than comparisons of net sales and results of operations for sequential quarters.

Our quarterly gross profit has fluctuated quarter to quarter primarily due to the quarterly fluctuations in net sales, among other factors.  In 2019 and consistent with our historical seasonal patterns, gross margin was lower in the first quarter and higher in the second quarter, reflecting the seasonal demand of our merchandise as discussed above. We believe the fourth quarter of 2019 was sequentially lower due to increased levels of discounting that we believe was due to a reduction in the new inventory receipts in the REVOLVE segment as discussed above. Our gross margins in the first and second quarters of 2020 were negatively impacted by the COVID-19 pandemic, and were lower when compared to the same period in 2019 due to lower full price mix, higher markdowns placed on markdown sales and the cancellation of several REVOLVE brand marketing activations. During the third quarter of 2020, gross margins improved sequentially due to an increase in the percentage of our full price sales, a decrease in the level of markdowns placed on markdown sales and lower inventory write-downs, all due to efficient inventory management coupled with lower receiving and import costs.

Fulfillment expenses and selling and distribution expenses have also fluctuated quarter-to-quarter, primarily due to the quarterly fluctuation in net sales. The fluctuation in fulfillment costs is driven by the costs incurred to fulfill orders placed by our customers, while the fluctuation in selling and distribution costs is primarily due to the costs incurred to package and ship products ordered by our customers, ship returns from our customers, provide customer service and costs incurred related to merchant processing. Fulfilment expenses increased in the first, second and third quarters of 2019, partially as the result of investments in our fulfillment capabilities through the expansion of our fulfillment center infrastructure and the implementation of further automation within our facility. Fulfilment expenses decreased in the second, third and fourth quarters of 2020 due to efficiencies gained through the consolidation and automation of our fulfillment center in the prior year combined with lower returned merchandise received.

Marketing expenses vary quarter-to-quarter, primarily due to the timing of our brand marketing events. The second quarter of 2019 included marketing expense related to #REVOLVEfestival. The third quarter of 2019 included marketing expense related to #REVOLVEsummer. The fourth quarter of 2019 included marketing expense related to the #REVOLVEawards.

The reduced marketing investment during the second and third quarter of 2020 was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival, combined with cost-control efforts and efficiencies in performance marketing investments due to COVID-19. Marketing expense will continue to fluctuate quarter-to-quarter, depending on the timing of events.

General and administrative expenses have generally increased sequentially quarter-to-quarter as we continued to increase our headcount to support business growth prior to COVID-19. The first and fourth quarters of 2019 included incremental professional services costs associated with operating as a public company and certain non-routine items primarily related to legal settlements. During the second quarter of 2020, we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved in the second and third quarters of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. In addition, we accrued for discretionary bonuses related to our second, third and fourth quarter performance.

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

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$146,013	$65,418
Accounts receivable, net	4,621	4,751
Working capital	171,237	97,816

(1)	Working capital for all periods presented above is defined as current assets less current liabilities.

As of December 31, 2020, the majority of our cash and cash equivalents was held for working capital purposes. In March 2020, due to the uncertain environment created by the COVID-19 pandemic and out of an abundance of caution, we elected to draw down $30 million in borrowings under our line of credit all of which was subsequently repaid during the second, third and fourth quarters of 2020. As of December 31, 2020, we had no borrowings under our line of credit and were in compliance with all covenants.

We believe that our existing cash and cash equivalents, cash flows from operations as well as the available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Item 1A—Risk Factors of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO. As of December 31, 2020, we have raised a total of $68.3 million from the sale of equity units, net of costs and expenses associated with such financings, including net proceeds from our IPO.

Our primary use of cash includes operating costs such as merchandise purchases, compensation and benefits, marketing and other expenditures necessary to support our business growth. We used a substantial portion of the proceeds from the IPO to repurchase shares of our Class B common stock. We believe that our existing cash and cash equivalents, cash flows from operations as well as the available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements.

Line of Credit

In March 2016, we entered into a line of credit with Bank of America, N.A. with an expiration date of March 23, 2021, that provides us with up to $75.0 million aggregate principal in revolver borrowings. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee and fees associated with letters of credit. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. As of December 31, 2020 and 2019, there were no amounts outstanding under the line of credit. Historically, our debt has resulted from the need to help fund our normal operations and working capital needs. Management expects that it will be negotiating a new or renewing the existing credit facility before the existing facility expires.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of December 31, 2020.

Historical Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$73,773	$46,057	$26,655
Net cash used in investing activities	(2,324)	(12,455)	(3,045)
Net cash provided by (used in) financing activities	8,660	15,179	(17,621)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the year ended December 31, 2020, we generated $73.8 million of operating cash flow as compared to $46.1 million in 2019. The increase in our operating cash flow was primarily due to higher net income generated and favorable changes in working capital.

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

Net cash used in investing activities was $2.3 million and $12.5 million for the year ended December 31, 2020 and 2019, respectively. The decrease was primarily due to capital expenditures incurred during the year ended December 31, 2019 relating to the consolidation, expansion and automation of our fulfillment center infrastructure, which was completed in late 2019.

Net Cash Provided by (Used in) Financing Activities

Until our IPO in June 2019, our financing activities consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $8.7 million for the year ended December 31, 2020, which was attributable to the proceeds from the exercise of stock options.

Net cash provided by financing activities was $15.2 million in 2019, which was attributable to the proceeds from our IPO, net of the repurchase of the preference amount and underwriting discounts, and proceeds from the exercise of stock options, partially offset by the payment of deferred offering costs.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2020 or 2019, except for operating leases as discussed below.

Contractual Obligations

As of December 31, 2020, we leased various offices and our fulfilment center, including our corporate headquarters in Los Angeles County, California, under operating lease agreements that expire from 2021 to 2023. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations and most of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of December 31, 2020:

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	2026 & Thereafter
	(in thousands)
Operating lease obligations	$11,200	$4,802	$3,201	$3,197	$—	$—	$—

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

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or, as a result of the adoption of Accounting Standards Codification (ASC) 606, upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.3 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. In the third quarter of 2019, our breakage revenue increased as the result of a change in our breakage rate estimate which is periodically updated based on historical redemption patterns.

Results for reporting periods beginning January 1, 2019 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605. See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this report for additional information regarding the transitional impact of adopting ASC 606.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this report for additional information regarding recent accounting pronouncements.

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

Our consolidated financial statements and notes thereto and the report of KPMG LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15—Exhibits and Financial Statement Schedules of this report, and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report, or incorporated herein by reference:

1.	Financial Statements. The following financial statements of Revolve Group, Inc. are filed as part of this report on the pages indicated:

2.

Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this report, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Bylaws of Revolve Group, Inc.	10-Q	001-38927	3.2	August 12, 2019

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 26, 2020

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Credit Agreement, dated as of March 23, 2016, between the Twist Holdings, LLC, Advance Holdings LLC, Alliance Apparel Group, Inc., Eminent, Inc. Advance Development, Inc. and Bank of America, N.A.	S-1/A	333-227614	10.10	October 9, 2018

10.12	Amendment No. 1 to Credit Agreement, dated as of March 15, 2018, among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc., Twist Holdings, LLC, Advance Holdings, LLC and Bank of America, N.A.	S-1/A	333-227614	10.11	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.15+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.16+	Executive Employment Agreement between Eminent, Inc. and David Pujades	S-1/A	333-227614	10.15	October 9, 2018

21.1	Subsidiaries of the Registrant	10-K	001-38927	21.1	February 26, 2020

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.
*

The certifications attached as Exhibit 32.1 accompanying this report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Revolve Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this report, irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in members’/stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for net sales and expected merchandise to be returned as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California
February 25, 2021

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$146,013	$65,418
Accounts receivable, net	4,621	4,751
Inventory	95,272	104,257
Income taxes receivable	10,689	761
Prepaid expenses and other current assets	20,330	24,155
Total current assets	276,925	199,342
Property and equipment, net	11,211	13,517
Intangible assets, net	1,260	1,457
Goodwill	2,042	2,042
Other assets	500	642
Deferred income taxes, net	13,814	15,290
Total assets	$305,752	$232,290
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,337	$29,813
Income taxes payable	195	470
Accrued expenses	24,733	19,399
Returns reserve	25,602	35,104
Other current liabilities	15,821	16,740
Total current liabilities	105,688	101,526
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 32,856,611 and 14,009,859 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	33	14
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 38,540,095 and 55,069,124 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	38	55
Additional paid-in capital	86,040	74,018
Retained earnings	113,953	56,677
Total stockholders' equity	200,064	130,764
Total liabilities and stockholders’ equity	$305,752	$232,290

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$580,649	$600,993	$498,739
Cost of sales	275,369	279,040	233,433
Gross profit	305,280	321,953	265,306
Operating expenses:
Fulfillment	16,471	19,413	13,292
Selling and distribution	80,496	87,706	70,621
Marketing	76,371	89,141	74,394
General and administrative	70,876	77,595	65,201
Total operating expenses	244,214	273,855	223,508
Income from operations	61,066	48,098	41,798
Other expense, net	994	931	631
Income before income taxes	60,072	47,167	41,167
Provision for income taxes	3,282	11,500	10,529
Net income	56,790	35,667	30,638
Less: Net loss attributable to non-controlling interest	—	—	47
Net income attributable to Revolve Group, Inc.	56,790	35,667	30,685
Less: Repurchase of Class B common stock upon corporate conversion	—	(40,816)	—
Net income (loss) attributable to common stockholders	$56,790	$(5,149)	$30,685
Earnings (net loss) per share of Class A and Class B common stock:
Basic	$0.81	$(0.09)	$0.47
Diluted	$0.79	$(0.09)	$0.44
Weighted average Class A and Class B common shares outstanding:
Basic	69,773	57,294	41,936
Diluted	72,058	57,294	44,584

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$56,790	$35,667	$30,638
Other comprehensive income (loss):
Cumulative translation adjustment	486	268	(208)
Total other comprehensive income (loss)	486	268	(208)
Total comprehensive income	57,276	35,935	30,430
Less: Comprehensive loss attributable to non-controlling interest	—	—	47
Total comprehensive income attributable to Revolve Group, Inc.	$57,276	$35,935	$30,477

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’/STOCKHOLDERS’ EQUITY

(In thousands, except unit and share data)

	Class T Preferred Units		Class A Common Units		Common Stock		Non- Controlling	Additional Paid-in	Accumulated Members' Equity/ Retained	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Interest	Capital	Earnings	Equity
Balance as of December 31, 2017	22,242,073	$15,000	41,936,219	$2,148	—	$—	$(623)	$—	$31,463	$47,988
Issuance of Units and Repurchases of Non-controlling Interest	1,309,761	—	—	—	—	—	670	—	(670)	—
Equity-based compensation	—	—	—	1,400	—	—	—	—	—	1,400
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(208)	(208)
Net income	—	—	—	—	—	—	(47)	—	30,685	30,638
Balance as of December 31, 2018	23,551,834	15,000	41,936,219	3,548	—	—	—	—	61,270	79,818
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(3,548)	67,889,013	68	—	18,480	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	—	52,719		52,722
Issuance of Class A common stock from exercise of stock options	—	—	—	—	208,578	—	—	752	—	752
Equity-based compensation	—	—	—	—	—	—	—	2,067	—	2,067
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	—	286	286
Cumulative translation adjustment	—	—	—	—	—	—	—	—	268	268
Net income	—	—	—	—	—	—	—	—	35,667	35,667
Balance as of December 31, 2019	—	—	—	—	69,078,983	$69	$—	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	—	—	—	—	2,317,723	2	—	8,699	—	8,701
Equity-based compensation	—	—	—	—	—	—	—	3,364	—	3,364
Cumulative translation adjustment	—	—	—	—	—	—	—	—	486	486
Other	—	—	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	—	—	56,790	56,790
Balance as of December 31, 2020	—	$—	—	$—	71,396,706	$71	$—	$86,040	$113,953	$200,064

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$56,790	$35,667	$30,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,827	3,952	2,867
Equity-based compensation	3,364	2,067	1,400
Deferred income taxes, net	1,476	(1,613)	(3,768)
Changes in operating assets and liabilities:
Accounts receivable	130	586	361
Inventories	8,985	(15,623)	(26,046)
Income taxes receivable	(9,928)	(761)	3,708
Prepaid expenses and other current assets	3,825	1,662	(3,356)
Other assets	142	89	(517)
Accounts payable	9,524	9,594	2,365
Income taxes payable	(275)	(447)	917
Accrued expenses	5,334	1,001	5,579
Returns reserve	(9,502)	5,920	10,179
Other current liabilities	(919)	3,963	2,328
Net cash provided by operating activities	73,773	46,057	26,655
Investing activities:
Purchases of property and equipment	(2,324)	(12,455)	(3,045)
Net cash used in investing activities	(2,324)	(12,455)	(3,045)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	57,077	—
Repurchase of Class B common stock upon corporate conversion	—	(40,816)	—
Proceeds from borrowings on line of credit	30,000	—	—
Repayment of borrowings on line of credit	(30,000)	—	(15,100)
Payment of deferred offering costs	(41)	(1,834)	(2,521)
Proceeds from the exercise of stock options, net	8,701	752	—
Net cash provided by (used in) financing activities	8,660	15,179	(17,621)
Effect of exchange rate changes on cash and cash equivalents	486	268	(208)
Net increase in cash and cash equivalents	80,595	49,049	5,781
Cash and cash equivalents, beginning of year	65,418	16,369	10,588
Cash and cash equivalents, end of year	$146,013	$65,418	$16,369
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$342	$—	$87
Income taxes, net of refund	$11,950	$14,324	$9,673

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for the year ended December 31, 2020. While the length and severity of the reduction and shift in consumer demand related to COVID-19 remains uncertain, we expect that our business operations and results of operations, including our net sales, will continue to be materially impacted in 2021.

In particular, as a result of social distancing and stay-at-home orders around the world, demand for our largest product categories that are focused on social occasions has been significantly negatively impacted. Furthermore, during this time we are unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers.

In April 2020 we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results improved in the second and third quarters of 2020, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. In addition, we accrued for discretionary bonuses related to our second, third and fourth quarter performance. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. We also began to sequentially increase our inventory purchases and incur certain operating expenses to support the improving trends in consumer demand. Through our aggressive cost control and purchase commitment reductions, we were able to significantly increase the balance of our cash and cash equivalents during the year ended December 31, 2020. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

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

Net Sales

On January 1, 2019 we adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contacts with Customers (Topic 606), and its subsequent updates, which replaces most existing revenue recognition guidance under Accounting Standards Codification (ASC) 605. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon the adoption of ASC 606 under the modified retrospective approach, we recorded a net increase of $0.3 million to beginning retained earnings as of January 1, 2019 resulting primarily from the recognition of breakage revenue from estimated unredeemed store credit and gift cards over the expected customer redemption period. In addition, we prospectively included expected merchandise to be returned, net of related costs, within prepaid expenses and other current assets rather than including it in our inventory balance within our consolidated balance sheets. Results for reporting periods beginning January 1, 2019 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605.

As a result of applying ASC 606, the impact to our consolidated balance sheet as of December 31, 2019 was as follows (in thousands):

	December 31, 2019
	As reported	Impact due to ASC 606	Without adoption
Assets:
Inventory	$104,257	$13,586	$117,843
Prepaid expenses and other current assets	24,155	(12,989)	11,166
Total assets	232,290	597	232,887
Liabilities:
Other current liabilities	16,740	3,149	19,889
Total current liabilities	101,526	3,149	104,675
Stockholders' equity:
Retained earnings	56,677	(2,552)	54,125
Total liabilities and stockholders’ equity	232,290	597	232,887

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

The following table presents a rollforward of our sales return reserve for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	December 31,
	2020	2019	2018
Beginning balance	$35,104	$29,184	$19,005
Returns	(489,712)	(691,953)	(530,824)
Provisions	480,210	697,873	541,003
Ending balance	$25,602	$35,104	$29,184

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or, as a result of the adoption of ASC 606, upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.3 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. In the third quarter of 2019, our breakage revenue increased as the result of a change in our breakage rate estimate which is periodically updated based on historical redemption patterns. We did not recognize any revenue related to unredeemed gift cards or store credits in 2018.

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

Selling and Distribution

Selling and distribution expenses consist of customer service, shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, merchant processing fees and shipping supplies. The amount of shipping and handling costs included in selling and distribution is $52.3 million, $57.0 million, and $47.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Marketing

Marketing expenses are expensed as incurred and consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, paid social, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include brand marketing investments, including events, fees paid to influencers, and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining the customer base.

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

Earnings (Net Loss) per Share

Basic earnings (net loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (net loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and restricted stock units (RSUs). See Note 9, Earnings (Net Loss) per Share, for further information.

Cash and Cash Equivalents

We maintain the majority of our cash and cash equivalents in money market funds and checking accounts with major financial institutions within the United States. Deposits in these institutions may exceed federally insured limits.

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowance for doubtful accounts was insignificant at both December 31, 2020 and 2019. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position.  Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

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

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2020, 2019, and 2018.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2020 and 2019, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

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

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2020, 2019, and 2018.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets.  Our cash equivalents as of December 31, 2020 and 2019 were $117.9 million and $37.6 million, respectively.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

Related Party Transactions

TSG is a related party of TSG6 L.P., a former investor in our Company. We incurred $0.5 million and $0.3 million of management fees from TSG for the years ended December 31, 2019 and 2018, respectively. There were no management fees incurred from TSG for the year ended December 31, 2020. Upon the closing of our IPO, our management agreement with TSG was terminated. There were no amounts owed to TSG as of December 31, 2020 and 2019. As of December 31, 2020, TSG6 L.P. is no longer an investor in our Company.

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

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2020 and 2019, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2020, 2019 and 2018.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2020 and 2019, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2020	2019
Customer relationships	3 – 6 years	$381	$381
Trademarks (1)	4 – 10 years	3,148	3,034
Total intangible assets		3,529	3,415
Less accumulated amortization		(2,269)	(1,958)
Total intangible assets, net		$1,260	$1,457

(1)Includes $1.2 million of pending trademarks not subject to amortization as of both December 31, 2020 and 2019.

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.3 million for each of the years ended December 31, 2020, 2019, and 2018. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2021	$28
2022	28
2023	8
2024	7
2025	6
Thereafter	16
Total amortization expense	$93

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2020	2019
Office and warehouse equipment and fixtures	$14,195	$13,566
Computer equipment and capitalized software	7,839	6,287
Leasehold improvements	3,432	3,411
Other	397	523
Total property and equipment	25,863	23,787
Less accumulated depreciation and amortization	(14,652)	(10,270)
Total property and equipment, net	$11,211	$13,517

Total depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $4.5 million, $3.6 million, and $2.5 million, respectively. For the years ended December 31, 2020, 2019 and 2018, $2.4 million, $2.2 million, and $2.2 million, respectively, was recorded in general and administrative expense and $2.1 million, $1.4 million, and $0.3 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statements of income.

Note 5. Line of Credit

On March 23, 2016, we entered into a line of credit agreement with Bank of America, N.A, with an expiration date of March 23, 2021. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the LIBOR rate plus 1.00%, in each case plus a margin ranging from 0.25% to 0.75%, or (2) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. No borrowings were outstanding as of December 31, 2020 or 2019.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter in transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of December 31, 2020 and 2019.

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

Tax Contingencies

We are subject to income taxes in the United States and the United Kingdom (UK). Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates or whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

Legal Proceedings

We are a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case. In December 2019, we accrued approximately $1.0 million to general and administrative expenses which, as of December 31, 2020, still remained accrued within accrued expenses on the accompanying consolidated balance sheet. On January 5, 2021, the court granted approval of the settlement, which was subsequently paid by the Company.

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

Rental expense was $4.7 million, $5.4 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in fulfillment expenses and general and administrative expenses in the accompanying consolidated statements of income.

Rental expense included in fulfillment expenses was $2.8 million, $3.2 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Rental expense included in general and administrative expenses was $1.9 million, $2.2 million and $1.9 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2020 are as follows (in thousands):

Operating Leases
Year ending December 31:
2021	$4,802
2022	3,201
2023	3,197
2024	—
2025	—
Total minimum lease payments	$11,200

Note 7. Income Taxes

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2020
	Current	Deferred	Total
U.S. federal	$975	$926	$1,901
State and local	381	550	931
Foreign	450	—	450
	$1,806	$1,476	$3,282

	December 31, 2019
	Current	Deferred	Total
U.S. federal	$8,446	$(700)	$7,746
State and local	4,218	(913)	3,305
Foreign	449	—	449
	$13,113	$(1,613)	$11,500

	December 31, 2018
	Current	Deferred	Total
U.S. federal	$9,877	$(2,847)	$7,030
State and local	3,867	(921)	2,946
Foreign	553	—	553
	$14,297	$(3,768)	$10,529

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities, reserves and other	$8,775	$11,152
UNICAP	2,513	3,310
Tax basis goodwill	1,791	2,121
Investment in FORWARD	2,528	2,753
Equity-based compensation	1,693	1,371
Deferred revenue	1,319	1,229
Net operating loss	28	786
Gross deferred tax assets	18,647	22,722
Valuation allowance	(28)	(786)
Deferred tax assets, net of valuation allowance	18,619	21,936
Deferred tax liabilities:
Accrued expenses and reserves	(2,317)	(4,364)
State taxes	(585)	(53)
Depreciation	(1,903)	(2,146)
Intangible assets	-	(83)
Total gross deferred liabilities	(4,805)	(6,646)
Net deferred tax assets	$13,814	$15,290

As of December 31, 2020 and 2019, we had gross federal and state operating loss carryforwards of $0.2 million and $5.4 million, respectively. If not utilized, these losses will begin to expire in 2034. For the year ended December 31, 2020, the valuation allowance was insignificant. For the year ended December 31, 2019, we recorded the valuation allowance of $0.8 million, on the net operating loss carryforwards deferred tax asset, as management concluded that it was more-likely than-not that the asset would not be realized.

Our effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	December 31,
	2020	2019	2018
Computed “expected” tax expense	21.0%	21.0%	21.0%
Valuation allowance	(1.0)	(1.1)	0.2
State and local income taxes, net of federal tax benefit	1.2	5.8	5.7
Foreign-derived intangible income	(0.2)	(1.3)	(1.6)
Permanent items	0.5	1.2	1.3
Equity-based compensation	(15.9)	(1.2)	—
Other	(0.1)	—	(1.0)
	5.5%	24.4%	25.6%

For the years ended December 31, 2020, 2019 and 2018, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements. We do not anticipate there will be a material change in our recognition of uncertain tax positions in the next 12 months.

The tax years ended December 31, 2017 through 2020 remain subject to possible examination by the Internal Revenue Service and possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

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
In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. As of December 31, 2020, approximately 3.0 million common shares remain available for future issuance under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares to approximately 5.0 million shares.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs such as expected term, fair value per unit of our Class A shares, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. We utilized the simplified method for calculating expected term for the years ended December 31, 2020, 2019 and 2018 as there was no exercise history prior to our IPO, using the average of the vesting period and the contractual life of the option. The dividend yield is 0%, as we have not paid, nor do we expect to pay, dividends. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. Expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. For the options granted during 2018 and 2019, we relied on valuations of our Class A shares prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the results of which were aligned with our internal valuation approach. For the options granted during 2020, the fair value is based on observable market prices.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The weighted average assumptions for the grants in the years ended December 31, 2020, 2019 and 2018 are provided in the following table:

	December 31,
	2020	2019	2018
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	40.2%	37.3%	43.4%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	0.6%	2.4%	2.6%

Option activity under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2020	4,916,074	$6.30	5.6	$59,368
Granted	1,720,092	10.21	9.2
Exercised	(2,312,630)	3.77	—
Forfeited	(192,615)	9.36	—
Expired	(9,696)	15.62	—
Balance at December 31, 2020	4,121,225	9.20	7.0	87,842
Exercisable at December 31, 2020	1,605,207	6.62	4.7	38,351
Vested and expected to vest	4,121,225	9.20	7.0	87,842

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2020	13,130	$19.04	3.6	$242
Granted	12,742	15.70	0.4	—
Vested	(5,732)	22.68
Forfeited	—	—
Unvested at December 31, 2020	20,140	15.89	1.2	628

There were 1,720,092 options and 12,742 RSUs granted during the year ended December 31, 2020. The weighted average grant-date fair value of options and RSUs granted during the year ended December 31, 2020 was $10.21 per share and $15.70 per share, respectively.

As of December 31, 2020, there was $11.5 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.7 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $3.4 million, $2.1 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018 respectively. An excess income tax benefit of $9.6 million and $0.6 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the years ended December 31, 2020 and 2019, respectively. There was no such excess income tax benefit recognized in the consolidated statements of income for the year ended December 31, 2018.

Note 9. Earnings (Net Loss) per Share

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

For the calculation of basic and diluted earnings (net loss) per share for the year ended December 31, 2019, the $40.8 million of Class B shares issued and subsequently repurchased in connection with our IPO to satisfy the total preference amount for the Class T Units is treated as a dividend and subtracted from net income available to common stockholders on a proportionate basis. In addition, the net losses for the year ended December 31, 2019 were not allocated to our participating security as the Class T preferred units were not contractually obligated to share in the Company’s losses.

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

The following table presents the calculation of basic and diluted earnings (net loss) per share:

	Year Ended
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class B
Numerator
Net income	$16,165	$40,625	$4,805	$30,862	$30,638
Net loss attributable to non-controlling interest	—	—	—	—	47
Repurchase of Class B common stock	—	—	(5,499)	(35,317)	—
Net income (loss) attributable to common stockholders - basic	16,165	40,625	(694)	(4,455)	30,685
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	40,625	—	—	—	—
Reallocation of undistributed earnings to Class B shares	—	513	—	—	(10,957)
Net income (loss) attributable to common stockholders - diluted	$56,790	$41,138	$(694)	$(4,455)	$19,728
Denominator
Weighted average shares used to compute earnings (net loss) per share — basic	19,861	49,912	7,719	49,575	41,936
Conversion of Class B to Class A common shares outstanding	49,912	—	—	—	—
Effect of dilutive stock options and RSUs	2,285	2,285	—	—	2,648
Weighted average number of shares used to compute earnings (net loss) per share — diluted	72,058	52,197	7,719	49,575	44,584
Earnings (net loss) per share:
Basic	$0.81	$0.81	$(0.09)	$(0.09)	$0.47
Diluted	$0.79	$0.79	$(0.09)	$(0.09)	$0.44

The following have been excluded from the computation of basic and diluted earnings (net loss) per share as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock options to purchase common shares and RSUs	4,130	4,917	1,162

Note 10. Segment Information

We have two reportable segments, REVOLVE and FORWARD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the years ended December 31, 2020, 2019 and 2018, no customer represented over 10% of net sales.

The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net sales
REVOLVE	$500,898	$527,251	$433,548
FORWARD	79,751	73,742	65,191
Total	$580,649	$600,993	$498,739

Gross profit
REVOLVE	$272,018	$292,042	$241,061
FORWARD	33,262	29,911	24,245
Total	$305,280	$321,953	$265,306

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2020, 2019 and 2018. The following table lists net sales by geographic area (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$467,515	$502,882	$409,320
Rest of the world (1)	113,134	98,111	89,419
Total net sales	$580,649	$600,993	$498,739

(1)	No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net sales
Fashion apparel	$321,445	$312,288	$271,158
Dresses	130,828	177,689	142,214
Handbags, shoes and accessories	95,210	84,773	64,546
Beauty	24,393	11,444	8,603
Other (1)	8,773	14,799	12,218
Total net sales	$580,649	$600,993	$498,739

As a percentage of net sales
Fashion apparel	55%	52%	54%
Dresses	23%	30%	29%
Handbags, shoes and accessories	16%	14%	13%
Beauty	4%	2%	2%
Other (1)	2%	2%	2%
Total net sales	100%	100%	100%

(1)	Includes deferred revenue, shipping revenue and other revenue.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Expected merchandise returns, net	$9,585	$12,989
Advanced payments on inventory to be delivered from vendors	5,224	4,605
Prepaid insurance	1,425	1,858
Prepaid rent	476	381
Prepaid packaging	375	393
Other	3,245	3,929
Total prepaid expenses and other current assets	$20,330	$24,155

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Salaries and related benefits	$9,158	$4,275
Marketing	6,463	6,127
Selling and distribution	3,379	3,360
Sales taxes	2,750	3,023
Other	2,983	2,614
Total accrued expenses	$24,733	$19,399

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Store credit	$10,068	$10,080
Gift cards	2,158	2,133
Other	3,595	4,527
Total other current liabilities	$15,821	$16,740

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLVE GROUP, INC.

By:	/s/ JESSE TIMMERMANS
Jesse Timmermans Chief Financial Officer

Dated: February 25, 2021

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

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 25, 2021
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 25, 2021
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 25, 2021
Jesse Timmermans	(Principal Financial and Accounting Officer)

/s/ Melanie Cox	Director	February 25, 2021
Melanie Cox

/s/ Hadley Mullin	Director	February 25, 2021
Hadley Mullin
/s/ Marc Stolzman	Director	February 25, 2021
Marc Stolzman