Form 10-Q
period 2021-03-31
Revolve Group, Inc.
filed 2021-05-07
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, 35,784,074 shares of the registrant’s Class A common stock and 36,422,333 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•	The COVID-19 pandemic has materially adversely affected, and may continue to adversely affect, our business, financial position, results of operations and growth prospects.

•	Our operating results could be adversely affected by natural disasters, public health crises, political crises, social unrest or other catastrophic events.

•	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$182,907	$146,013
Accounts receivable, net	6,584	4,621
Inventory	100,455	95,272
Income taxes receivable	15,389	10,689
Prepaid expenses and other current assets	26,145	20,330
Total current assets	331,480	276,925
Property and equipment (net of accumulated depreciation of $15,735 and $14,652 as of March 31, 2021 and December 31, 2020, respectively)	10,832	11,211
Intangible assets, net	1,226	1,260
Goodwill	2,042	2,042
Other assets	2,846	500
Deferred income taxes	11,391	13,814
Total assets	$359,817	$305,752
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,686	$39,337
Income taxes payable	832	195
Accrued expenses	25,749	24,733
Returns reserve	37,471	25,602
Other current liabilities	18,366	15,821
Total current liabilities	132,104	105,688
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 35,741,182 and 32,856,611 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	36	33
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 36,422,333 and 38,540,095 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	36	38
Additional paid-in capital	91,332	86,040
Retained earnings	136,309	113,953
Total stockholders' equity	227,713	200,064
Total liabilities and stockholders’ equity	$359,817	$305,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$178,907	$146,075
Cost of sales	82,242	75,125
Gross profit	96,665	70,950
Operating expenses:
Fulfillment	4,367	4,493
Selling and distribution	24,977	21,779
Marketing	26,228	21,950
General and administrative	19,878	18,874
Total operating expenses	75,450	67,096
Income from operations	21,215	3,854
Other expense (income), net	233	(127)
Income before income taxes	20,982	3,981
Benefit from income taxes	(1,270)	(175)
Net income	$22,252	$4,156
Earnings per share of Class A and Class B common stock:
Basic	$0.31	$0.06
Diluted	$0.30	$0.06
Weighted average Class A and Class B common shares outstanding:
Basic	71,782	69,320
Diluted	74,033	71,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$22,252	$4,156
Other comprehensive income (loss):
Cumulative translation adjustment	104	(344)
Total other comprehensive income (loss)	104	(344)
Total comprehensive income	$22,356	$3,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$22,252	$4,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,149	1,191
Equity-based compensation	976	564
Deferred income taxes	2,423	—
Changes in operating assets and liabilities:
Accounts receivable	(1,963)	1,730
Inventories	(5,183)	2,888
Income taxes receivable	(4,700)	(205)
Prepaid expenses and other current assets	(5,815)	5,878
Other assets	(2,346)	33
Accounts payable	10,349	8,994
Income taxes payable	637	(72)
Accrued expenses	1,016	(3,947)
Returns reserve	11,869	(14,129)
Other current liabilities	2,545	1,000
Net cash provided by operating activities	33,209	8,081
Investing activities:
Purchases of property and equipment	(736)	(551)
Net cash used in investing activities	(736)	(551)
Financing activities:
Proceeds from borrowings on line of credit	—	30,000
Proceeds from the exercise of stock options, net	4,317	975
Net cash provided by financing activities	4,317	30,975
Effect of exchange rate changes on cash and cash equivalents	104	(344)
Net increase in cash and cash equivalents	36,894	38,161
Cash and cash equivalents, beginning of period	146,013	65,418
Cash and cash equivalents, end of period	$182,907	$103,579
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$25
Income taxes, net of refund	$364	$101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online fashion retailer for Millennial and Generation Z consumers. Through our websites and mobile apps we deliver an aspirational customer experience from a vast, yet curated merchandise offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States, or GAAP, can be condensed or omitted. These financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2020 contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020. Our net sales improved in the first quarter of 2021 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus and the accelerating rollout of vaccinations in the United States and some of our other key markets. However, whether and to what extent recent trends will continue, and the length and severity of the shift in consumer demand related to COVID-19, remain uncertain.

In particular, as a result of social distancing and stay at home orders around the world that commenced in March 2020, demand for our largest product categories that are focused on social occasions had been significantly negatively impacted. Furthermore, during this time we are unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers.

In April 2020 we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results improved in mid-2020, we brought back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. We also began to sequentially increase our inventory purchases and incur certain operating expenses to support the improving trends in consumer demand.

Trends continued to improve in late 2020 and the first quarter of 2021 and demand for our products increased. We attribute this improvement, in part, to a decline in COVID-19 cases towards the end of the first quarter, the gradual easing of stay-at-home orders and other restrictions, additional U.S. government stimulus and the accelerating rollout of vaccinations. With the improving trends, we continued to invest in inventory to support the consumer demand, increased our investment in headcount and commenced limited in person marketing activations. While demand for our products improved, the extent of this increased demand remains uncertain.

We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, goodwill, reserves for income tax uncertainties and other contingencies, and breakage of store credit and gift cards.

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

In March 2020 we launched the REVOLVE Loyalty Club within the REVOLVE segment and in April 2021 we launched the FORWARD Loyalty Club within the FORWARD segment. Eligible customers who enroll in the programs will generally earn points for every dollar spent and will automatically receive a $20 reward once they earn 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. Rewards generally expire three months after they are issued and unconverted points generally expire if a customer is inactive for a period of 12 months.

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 30 days of the original purchase date and may be exchanged up to 60 days from the original purchase date. We modify our policy during the holiday season to extend the return and exchange period. In addition, to provide our customers with more flexibility to return or exchange during this time of increased social distancing as a result of the COVID-19 pandemic, merchandise returns for purchases made starting in March 2020 may be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience and expected future returns, which is recorded as a reduction of sales and cost of sales.

The following table presents a rollforward of our sales return reserve for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$25,602	$35,104
Returns	(135,341)	(173,522)
Provisions	147,210	159,393
Ending balance	$37,471	$20,975

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.8 million, respectively.

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

See Note 9, Segment Information, for disaggregation of revenue by reportable segment, by geographic area and by major product category.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of March 31, 2021 and December 31, 2020.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of March 31, 2021 and December 31, 2020.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares. As of March 31, 2021, approximately 4.9 million common shares remain available for future issuance under the 2019 Plan.

Option activity for the three months ended March 31, 2021 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2021	4,121,225	$9.20	7.0	$87,842
Granted	81,532	46.76	9.9
Exercised	(766,809)	5.63	—
Forfeited	(13,238)	13.66	—
Expired	(1,920)	15.62	—
Balance at March 31, 2021	3,420,790	10.87	7.4	116,665
Exercisable at March 31, 2021	1,137,473	7.99	5.3	42,014
Vested and expected to vest	3,420,790	10.87	7.4	116,665

RSU award activity for the three months ended March 31, 2021 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2021	20,140	$15.89	1.2	$628
Granted	12,977	46.86	0.9
Released	—	—
Forfeited	—	—
Unvested at March 31, 2021	33,117	28.02	0.9	1,488

There were 81,532 options and 12,977 RSUs granted during the three months ended March 31, 2021. The weighted average grant-date fair value of options and RSUs granted during the three months ended March 31, 2021 was $18.88 per share and $46.86 per share, respectively.

As of March 31, 2021, there was $12.6 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.0 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. There was an excess income tax benefit of $6.7 million and $1.2 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended March 31, 2021 and 2020, respectively.

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

Legal Proceedings

We were a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case. In December 2019, we accrued approximately $1.0 million to general and administrative expenses. On January 5, 2021, the court granted approval of the settlement, which was subsequently paid by the Company during the three months ended March 31, 2021.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Income before income taxes	$20,982	$3,981
Benefit from income taxes	(1,270)	(175)
Effective tax rate	(6.1%)	(4.4%)

The decrease in the effective tax rate for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to excess tax benefits related to the exercise of non-qualified stock options during the three months ended March 31, 2021, as compared to similar excess tax benefits during the three months ended March 31, 2020.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options	766,809	1	4,316	—	4,317
Equity-based compensation	—	—	976	—	976
Cumulative translation adjustment	—	—	—	104	104
Net income	—	—	—	22,252	22,252
Ending balance	72,163,515	$72	$91,332	$136,309	$227,713

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except unit and share data)
Beginning balance	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options	302,492	1	974	—	975
Equity-based compensation	—	—	564	—	564
Cumulative translation adjustment	—	—	—	(344)	(344)
Net income	—	—	—	4,156	4,156
Ending balance	69,381,475	$70	$75,556	$60,489	$136,115

Note 8. Earnings per Share

Basic and diluted earnings per share is presented in conformity with the two-class method required for multiple classes of common stock. In connection with our IPO, we established two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.

Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and RSUs. The undistributed earnings are allocated based on the participation rights of Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

For the three months ended March 31, 2021 and 2020, the calculation of diluted earnings per share for Class A common stock assumes the conversion of Class B common stock, while diluted earnings per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock. Similarly, outstanding options to purchase Class B common stock and RSUs that are dilutive are included in the calculation of diluted earnings for both Class A and Class B common stock.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$10,779	$11,473	$929	$3,227
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	11,473	—	3,227	—
Reallocation of undistributed earnings to Class B shares	—	328	—	33
Net income attributable to common stockholders — diluted	$22,252	$11,801	$4,156	$3,260
Denominator
Weighted average shares used to compute earnings per share — basic	34,771	37,011	15,501	53,819
Conversion of Class B to Class A common shares outstanding	37,011	—	53,819	—
Effect of dilutive stock options and RSUs	2,251	2,251	2,583	2,583
Weighted average number of shares used to compute earnings per share — diluted	74,033	39,262	71,903	56,402
Earnings per share:
Basic	$0.31	$0.31	$0.06	$0.06
Diluted	$0.30	$0.30	$0.06	$0.06

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options to purchase Class B shares and RSUs	119	629

Note 9. Segment Information

We have two reportable segments, REVOLVE and FORWARD, each offering clothing, shoes, accessories, and beauty products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three months ended March 31, 2021 and 2020, no customer represented over 10% of net sales.

  The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2021	2020
REVOLVE	$152,160	$124,472
FORWARD	26,747	21,603
Total	$178,907	$146,075

Gross profit
REVOLVE	$84,213	$62,380
FORWARD	12,452	8,570
Total	$96,665	$70,950

The following table lists net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$143,285	$120,330
Rest of the world (1)	35,622	25,745
Total	$178,907	$146,075

(1)	No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Sales
Fashion Apparel	$103,501	$76,495
Dresses	33,948	38,697
Handbags, Shoes and Accessories	32,300	24,272
Beauty	7,949	3,739
Other (1)	1,209	2,872
Total net sales	$178,907	$146,075

As a percentage of net sales
Fashion Apparel	58%	52%
Dresses	19%	26%
Handbags, Shoes and Accessories	18%	17%
Beauty	4%	3%
Other (1)	1%	2%
Total net sales	100%	100%

(1)	Includes deferred revenue, shipping revenue and other revenue.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents were $152.9 million and $117.9 million as of March 31, 2021 and December 31, 2020, respectively.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Expected merchandise returns, net	$14,242	$9,585
Advanced payments on inventory to be delivered from vendors	7,408	5,224
Prepaid insurance	702	1,425
Prepaid rent	454	476
Prepaid packaging	215	375
Other	3,124	3,245
Total prepaid expenses and other current assets	$26,145	$20,330

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Marketing	$9,355	$6,463
Salaries and related benefits	5,424	9,158
Selling and distribution	4,340	3,379
Sales taxes	3,845	2,750
Other	2,785	2,983
Total accrued expenses	$25,749	$24,733

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Store credit	$9,996	$10,068
Gift cards	2,052	2,158
Other	6,318	3,595
Total other current liabilities	$18,366	$15,821

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

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering of apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and hundreds of emerging, established and owned brands. Through more than 18 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and more than 18 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our online sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

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

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the UK, the EU and Australia, and further expanded to New Zealand, Singapore and Canada in 2020. We are gradually increasing our level of investment in international expansion, by continuing to focus on Europe, Australia and Canada as well as Asia Pacific and the Middle East. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Impact of COVID-19

The COVID-19 pandemic had a material negative impact on our net sales starting in the second week of March 2020 coincident with the escalated spread of the COVID-19 pandemic in the United States and elsewhere.  Net sales began to decline significantly year-over-year beginning in mid-March 2020. Net sales remained lower year-over-year as we entered the second quarter of 2020, but improved in the latter half of the second quarter before stabilizing for most of the third and fourth quarters. Net sales increased in the first quarter of 2021 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries, additional U.S. government stimulus and the accelerating rollout of vaccinations in the United States and some of our other key markets.

As a result of the COVID-19 pandemic, we have also experienced weakness in some of our key operating metrics and headwinds in the factors affecting our performance. For additional information see the section captioned “—Key Operating and Financial Metrics” and “—Factors Affecting Our Performance.”

In early April 2020, shortly after the pandemic began to materially impact our net sales and based on our projections at the time, we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of pay cuts, employee furloughs and, to a lesser extent, layoffs. We also eliminated or deferred non-essential capital expenditures, significantly reduced planned inventory receipts by canceling or delaying orders, in addition to extending payment terms for both merchandise and non-merchandise vendor invoices. As our business operations and operating results improved, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. In addition, in response to the improving trends in consumer demand, we sequentially increased our inventory purchases for future periods and increased operating expenses to support the business. With the improving trends and increased demand for our products as we exited 2020 and entered the first quarter of 2021, we continued to invest in inventory to support our growth, invested in additional headcount and commenced limited in person marketing activations.

Our facilities and the majority of our employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. While restrictions have eased recently, the vast majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing, enhanced cleaning and sanitation and regular, periodic testing. To further prevent the spread of COVID-19, we are offering, guidance and incentives to our employees to promote vaccine uptake.

Government restrictions on travel and social distancing caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, as well as other social activities that drove demand for many of our products. As of the date of this report, we have begun to resume in-person marketing events and many states have eased and lifted shelter-in-place orders, however, it is unclear whether these restrictions will be reimposed or if the COVID-19 pandemic will spur long-term changes in consumer behavior. Overseas, additional restrictions have recently been reinstated in several European countries, following increased COVID-19 outbreaks.

Our supply chain has also been impacted by COVID-19. Initially, in early 2020 the impact was largely isolated to production and shipping delays in China, but as COVID-19 spread worldwide the impact to our supply chain broadened to include European nations. The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which had led to significant declines in our inventory balance starting in the second quarter of 2020. With the improving trends in consumer demand during the second half of 2020, we began to increase our inventory purchases to support future expected demand. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

While trends improved as we exited 2020 and entered the first quarter of 2021, the duration and severity of the COVID-19 pandemic is unpredictable and we cannot reasonably estimate the extent to which our business will continue to be affected and to what extent the recent improved trends will continue.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except average order value and percentages)
Gross margin	54.0%	48.6%
Adjusted EBITDA	$23,340	$5,609
Free cash flow	$32,473	$7,530
Active customers	1,477	1,528
Total orders placed	1,282	1,172
Average order value	$256	$259

Adjusted EBITDA and free cash flow are non-GAAP measures. See the sections titled “—Adjusted EBITDA” and “—Free Cash Flow” below for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash provided by operating activities, respectively.

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

Gross margin is impacted by the mix of brands and categories of styles that we sell on our sites. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FORWARD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, in the near term, we expect that the contribution of owned brands will remain lower as compared to historical trends, which will adversely impact our overall gross margin. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

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

The COVID-19 pandemic has impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this product mix shift began to reverse late in the first quarter of 2021 with growth in the dresses category rebounding. The percentage of full price sales has increased sequentially and was attributable to efficient inventory management resulting in a lower mix of markdown inventory and sales. In addition, the contribution to net sales from our owned brands has decreased as described below in the section captioned “—Factors Affecting Our Performance—Merchandise Mix.” As a result of our cost reduction efforts described above in the section captioned “—Impact of COVID-19,” we expect that contribution of owned brands will be adversely affected through the remainder of 2021.

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

A reconciliation of non-GAAP adjusted EBITDA to net income for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$22,252	$4,156
Excluding:
Other expense (income), net	233	(127)
Benefit from income taxes	(1,270)	(175)
Depreciation and amortization	1,149	1,191
Equity-based compensation	976	564
Adjusted EBITDA	$23,340	$5,609

Adjusted EBITDA for the three months ended March 31, 2021 was positively impacted by a substantial increase in gross profit, partially offset by an increase in operating expenses.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$33,209	$8,081
Purchases of property and equipment	(736)	(551)
Free cash flow	$32,473	$7,530
Net cash used in investing activities	$(736)	$(551)
Net cash provided by financing activities	$4,317	$30,975

Free cash flow for the three months ended March 31, 2021 was positively impacted by the increase in net income adjusted for non-cash items, complemented by favorable changes in working capital compared to the same period in 2020.

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

Active customers decreased during the period ended March 31, 2021 as compared to the period ended March 31, 2020 due to reduced customer activity in the preceding 12-month period as a result of the COVID-19 pandemic. Active customers increased slightly on a sequential basis compared to the period ended December 31, 2020.

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

Total orders placed increased in the three months ended March 31, 2021 relative to the same period in 2020 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the mix of product categories sold, the number of units in each order, the percentage of sales at full price and for sales at less than full price, and the level of markdowns.

Average order value for the three months ended March 31, 2021 was essentially flat relative to the same period in 2020, as a shift in mix toward lower price point categories such as beauty and fewer units per order were offset by a higher percentage of full price sales and lower markdowns on our markdown product.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020 due to continued business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. With lower COVID-19 case counts, further easing of stay-at-home orders, the accelerating rollout of vaccinations and additional U.S. government stimulus, our operating results continued to improve and demand for our products was strong in the first quarter of 2021. However, the continued impact of the COVID-19 pandemic remains highly uncertain, our business operations and results of operations may continue to be adversely affected and recent favorable trends may not continue, including as a result of:

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

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, U.S. government stimulus, interest rates and fuel and energy costs. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has had a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets.

Customer Acquisition and Retention and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers has slowed in recent periods and was flat in the first quarter of 2021 as compared to the first quarter of 2020. Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth.

Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. Despite the changing external environment and competitive landscape, we believe we have been able to maintain the effectiveness and efficiency of these channels. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. In early 2021, we resumed hosting smaller scale, in-person marketing events and we have plans to do more events in the near future as circumstances allow. Additionally, upon the onset of COVID-19 in early 2020, we shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer.

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Furthermore, competition for social media and influencer-based marketing channels continues to increase, which may adversely affect our operating results. To maximize our opportunity to capture consumer demand as economies reopen, we may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater share of active customers over time.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party and owned brands. Our product mix consists primarily of apparel, footwear, accessories and beauty products.

Our merchandise mix across our two reporting segments and across our owned brand and third-party products carry a range of margin profiles and may cause fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Historically, we have sought to increase the percentage of net sales from owned brands, which contributed to an increase in gross margin over time. The mix between owned and third-party net sales and the pace of growth for owned brand net sales will vary. In the near term, a decrease in the contribution of owned brands, will adversely impact our overall gross margin. In the longer term, shifts in merchandise mix driven by changes in customer demand may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand until recently had been adversely impacted as a result of COVID-19. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. As our sales demand improved, we increased our inventory purchases to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient inventory or the appropriate assortment to meet customer demand. Conversely, if demand does not improve in line with our inventory commitments, we may carry excess inventory leading to higher markdowns, adversely impacting gross margins.

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

The REVOLVE segment contributes to a majority of our net sales, representing 85.0% and 85.2% of our net sales for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, REVOLVE generated $152.2 million and $124.5 million in net sales, respectively, representing an increase of 22.2%. The net sales increase in the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers and customers returning a lower proportion of their purchases. We believe COVID-19 and, to a lesser extent our efforts to manage inventory levels, have materially impacted net sales and gross margin. Despite recent recovery, the COVID-19 pandemic may continue to adversely impact net sales and our gross margin in the near term.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 15.0% and 14.8% of our net sales for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, FORWARD generated $26.7 million and $21.6 million in net sales, respectively, representing an increase of 23.8%. The net sales increase in the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers and customers returning a lower proportion of their purchases, partially offset by a decrease in average order value. While the FORWARD segment was impacted less than the REVOLVE segment, we believe the COVID-19 pandemic and, to a lesser extent, our efforts to manage inventory levels impacted our net sales and gross margin. Despite the strong operating results in the first quarter of 2021, the COVID-19 pandemic may continue to adversely impact our net sales and gross margin in the near term.

Net sales to customers outside of the United States contributed to 19.9% and 17.6% of our net sales for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, net sales to customers outside of the United States were $35.6 million and $25.7 million, respectively, representing an increase of 38.4%. Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in certain currencies have also had, and may continue to have, an adverse impact on our financial results. In addition, although net sales to customers outside the United States have also been, and likely will continue to be, negatively impacted by the COVID-19 pandemic, through the date of this report, growth in overall net sales to international customers has been relatively stronger than growth in net sales to customers in the United States.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically contributed to peak sales during the second quarter of each fiscal year. We have also experienced seasonally lower activity during the first quarter of each fiscal year. We expect the seasonality trends that we have experienced historically will continue to change for the remainder of 2021 due to the COVID-19 pandemic and anticipated reopening of economies. With the exception of this specific event or events like it, we expect our historical seasonality to revert to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories and beauty. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value, all of which had been negatively impacted by the COVID-19 pandemic before showing signs of recovery in the first quarter of 2021.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, freight-in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which have been further impacted by COVID-19.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise, to be at least partially offset by operating efficiencies from automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to increase as a percentage of net sales in the short term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise. In addition, with the increase in online sales as a result of COVID-19, capacity with our third-party carriers has been and may continue to be impacted, resulting in a recent increase in our average shipping costs per package through increases in carrier rates.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, paid social, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. In the first quarter of 2021, we increased our level of investment in marketing and expect marketing expressed as a percentage of net sales to return to historical levels in 2021. We may also make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long term, increases in general and administrative expenses in absolute dollars are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, and starting in the second quarter of 2020, we temporarily reduced costs in this area by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved, we brought back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. General and administrative expenses are expected to increase in the near term as we plan to increase our hiring in 2021 to support future growth. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net sales	$178,907	$146,075
Cost of sales	82,242	75,125
Gross profit	96,665	70,950
Operating expenses:
Fulfillment expenses	4,367	4,493
Selling and distribution expenses	24,977	21,779
Marketing expenses	26,228	21,950
General and administrative expenses	19,878	18,874
Total operating expenses	75,450	67,096
Income from operations	21,215	3,854
Other expense (income), net	233	(127)
Income before income taxes	20,982	3,981
Benefit from income taxes	(1,270)	(175)
Net income	$22,252	$4,156

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	46.0%	51.4%
Gross profit	54.0%	48.6%
Operating expenses:
Fulfillment expenses	2.4%	3.1%
Selling and distribution expenses	14.0%	14.9%
Marketing expenses	14.7%	15.0%
General and administrative expenses	11.1%	12.9%
Total operating expenses	42.2%	45.9%
Income from operations	11.8%	2.6%
Other expense (income), net	0.1%	(0.1%)
Income before income taxes	11.7%	2.7%
Benefit from income taxes	(0.7%)	(0.1%)
Net income	12.4%	2.8%

Comparison of the Three Months Ended March 31, 2021 and 2020

Net Sales

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Net sales	$178,907	$146,075	$32,832	22.5%

The increase in net sales for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers of 9.4% as compared to the same period in 2020 and customers returning a lower proportion of their purchases.

Net sales in the REVOLVE segment increased 22.2% to $152.2 million in the three months ended March 31, 2021 compared to net sales of $124.5 million in the same period in 2020. Net sales generated from our FORWARD segment increased 23.8% to $26.7 million in the three months ended March 31, 2021 as compared to net sales of $21.6 million in the same period in 2020.

Cost of Sales

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of sales	$82,242	$75,125	$7,117	9.5%
Percentage of net sales	46.0%	51.4%

The increase in cost of sales for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a lower percentage of markdown sales and shallower markdowns, combined with lower inventory valuation adjustments, write-offs, receiving costs and import expenses.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Fulfillment expenses	$4,367	$4,493	$(126)	(2.8%)
Percentage of net sales	2.4%	3.1%

Fulfillment expenses for the three months ended March 31, 2021 were slightly lower as compared to the same period in 2020, as the increase in number of units processed was offset by efficiencies gained through the automation efforts implemented in our fulfillment center. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through the consolidation and automation of our fulfillment center that took place in 2019 combined with customers returning a lower proportion of their purchases.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling and distribution expenses	$24,977	$21,779	$3,198	14.7%
Percentage of net sales	14.0%	14.9%

The increase in selling and distribution expenses for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders shipped combined with higher merchant processing fees. Merchant processing fees increased $1.5 million and shipping and handling costs increased $1.4 million for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in selling and distribution expenses as a percentage of net sales was due to customers returning a lower proportion of their purchases.

Marketing Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing expenses	$26,228	$21,950	$4,278	19.5%
Percentage of net sales	14.7%	15.0%

The increase in marketing expenses for the three months ended March 31, 2021, as compared to the same period in 2020, was due to an increase of $4.4 million in performance marketing expenses, partially offset by decrease of $0.1 million in brand marketing expenses.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$19,878	$18,874	$1,004	5.3%
Percentage of net sales	11.1%	12.9%

The increase in general and administrative expenses for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase of $0.8 million in salaries and related benefits and equity-based compensation expense. The decrease in general and administrative expenses as a percentage of net sales was as a result of elimination of non-essential items combined with an improved growth in net sales.

Income Taxes

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Income before income taxes	$20,982	$3,981
Benefit from income taxes	(1,270)	(175)
Effective tax rate	(6.1%)	(4.4%)

The decrease in the effective tax rate for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to excess tax benefits related to the exercise of non-qualified stock options during the three months ended March 31, 2021, as compared to similar excess tax benefits during the three months ended March 31, 2020.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$182,907	$146,013
Accounts receivable, net	6,584	4,621
Working capital(1)	199,376	171,237

(1)	Working capital for all periods presented above is defined as current assets less current liabilities.

As of March 31, 2021, the majority of our cash and cash equivalents was held for working capital purposes. In March 2020, due to the uncertain environment created by the COVID-19 pandemic and out of an abundance of caution, we elected to draw down $30 million in borrowings under our line of credit all of which was subsequently repaid during the second, third and fourth quarters of 2020. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect, particularly if there is a COVID-19 resurgence through new variants or otherwise.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, as well as the net proceeds we received through our IPO.

Our primary use of cash includes operating costs such as merchandise purchases, compensation and benefits, marketing and other expenditures necessary to support our business growth. We used a substantial portion of the proceeds from the IPO to repurchase shares of our Class B common stock. We believe our existing cash and cash equivalent balances and cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect if there is a COVID-19 resurgence through new variants or otherwise, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow additional funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of March 31, 2021 and December 31, 2020.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of March 31, 2021 and December 31, 2020.

Historical Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$33,209	$8,081
Net cash used in investing activities	(736)	(551)
Net cash provided by financing activities	4,317	30,975

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2021, we generated $33.2 million of operating cash flow as compared to $8.1 million for the same period in 2020. The increase in our operating cash flow was primarily due to an increase in net income adjusted for non-cash items, complemented by favorable changes in working capital.

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

Net cash used in investing activities was $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

Until our IPO, our financing activities historically have primarily consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2021, which was attributable to the cash proceeds from the exercise of stock options.

Net cash provided by financing activities was $31.0 million for the three months ended March 31, 2020, which was attributable to proceeds from borrowings on our line of credit and the cash proceeds from the exercise of stock options.

Contractual Obligations

As of March 31, 2021, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020 we did not have any material off balance sheet arrangements, except for operating leases.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has materially adversely affected, and may continue to adversely affect, our business, financial position, results of operations and growth prospects.

The COVID-19 pandemic has had, and may continue to have, severe negative repercussions across local, state and national economies and financial markets. The COVID-19 pandemic has caused a deterioration in the global economy and our industry and could result in a sustained period of substantial economic and financial turmoil. Our employees, suppliers and customers are located in areas affected by the COVID-19 pandemic, which has subjected us to many risks, including the impact from:

•	business restrictions and social distancing mandates, which have caused us to curtail normal operations and reduced productivity;

•	the cancellation of brand marketing events, including the #REVOLVEfestival, that have historically driven customer acquisition and demand for our merchandise;

•	changes in consumer behavior, confidence and discretionary spending;

•	increased reliance on remote work arrangements;

•	supply chain disruptions;

•	positive COVID-19 cases at our facilities; and

•	a global slowdown and profound economic uncertainty.

In addition, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely indefinitely.  It is possible that widespread and extended remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

The ultimate scope and duration of the COVID-19 pandemic’s impact on the global economy and our industry are difficult to predict. There can be no assurances that the actions we have already taken or will take in response to the COVID-19 pandemic will prevent or mitigate any associated risks or repercussions. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on customer behavior, including any recession resulting from the pandemic, all of which are unpredictable. An extended period of economic disruption as a result of the COVID-19 pandemic would have a material negative impact on our business, financial position, results of operations and growth prospects. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

Our operating results could be adversely affected by natural disasters, public health crises, political crises, social unrest or other catastrophic events.

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

Prior to the COVID-19 pandemic in the United States in March 2020, we were growing rapidly; however, with the onset of COVID-19 pandemic and the related social distancing and stay-at-home orders around the world, demand for our products was materially negatively impacted. In response to the pandemic, the significantly reduced demand for our products and related unforeseen business conditions, we took several actions in 2020 to reduce costs and operations to levels that were more commensurate with then-current sales. Those actions included furloughs, pay reductions, reductions in capital expenditures and, to a lesser extent, layoffs, among other things. As net sales improved, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return our corporate employees to their pre-COVID-19 salaries and wages.

While our business performance has improved with an increase in demand for our products in recent months, this trend may not continue and consumer behavior may decline or be slow to return to pre-COVID-19 patterns and levels, if at all. To effectively manage future growth, we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To support future growth, we must effectively induce service providers that were affected by our COVID-19 responses to return or stay with us or integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to return to growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies.  To attract top talent, we offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also elect to increase compensation levels to remain competitive in attracting and retaining talented employees. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our operational efficiency, our ability to fulfill orders and provide customer service, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

Our success largely depends on our ability to consistently gauge tastes and trends and provide a diverse and balanced assortment of merchandise that satisfies customer demands in a timely manner. We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, including near and long-term changes as a result of the COVID-19 pandemic and expected recovery, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results. Failure to respond to changing customer preferences and fashion trends could also negatively impact our brand image with our customers and result in diminished brand loyalty.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending, many of which were highlighted by the COVID-19 pandemic and political instability, include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment, and recent large-scale social unrest across much of the United States. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes reduce consumer confidence, and have, and in the future could, negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Our business was adversely affected by the COVID-19 pandemic, and while we have experienced recent recovery in the demand for our products, the duration and severity is still uncertain and our recent trends may not be sustainable.

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

The retail industry is highly competitive. We compete with department stores, specialty retailers, independent retail stores, the online offerings of these traditional retail competitors, brands that we offer and also offer their merchandise directly to the consumer, and eCommerce companies that market merchandise similar to the merchandise we offer. We believe our ability to compete depends on many factors within and beyond our control, including:

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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period. The COVID-19 pandemic has introduced even further uncertainty to our operating forecasts and estimates of future net sales and gross margins. As a result of the COVID-19 pandemic, we experienced declining net sales and gross margins in 2020. The COVID-19 pandemic may continue to impact our operating results for some time and consumer behavior may continue to shift, even in a post-COVID world, introducing further uncertainty into our forecasting. A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. As a result of the COVID-19 pandemic’s negative impact on our net sales, we reduced our marketing investments and certain fixed costs. These short-term reductions may have a longer term negative impact on customer acquisition and the lifetime value of our customer. Furthermore, we may be unable to adjust our investments in a timely manner to support increasing demand and higher net sales or compensate for any incremental unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

Our past growth rates are not indicative of expected results in the near term.

Although our net sales and profitability grew rapidly prior to the COVID-19 pandemic in the United States, and has grown in recent periods, this should not be considered as indicative of our future near term performance. The duration, spread and severity of the COVID-19 pandemic is still uncertain, and its impact on our business and consumer behavior over the long term, is unknown and may impede or prevent sustained future growth. Even if we manage through the current crisis, we may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may not fully recover and could continue to decline or grow more slowly than we expect.

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

We cannot assure you we will be able to achieve any of the foregoing. Our customer base declined and may continue to decline as a result of the COVID-19 pandemic, increased competition, and the maturation of our business. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Over the course of 2020, we offered over 850 emerging and established brands through REVOLVE, including 24 brands developed and owned by us, which we refer to as owned brands, and over 350 brands through FORWARD, Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. Furthermore, the impact of the COVID-19 pandemic on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted. Further, in October 2020 we entered into an agreement to transition away from using the Elyse Walker name in our operation of FORWARD, which may adversely impact our relationship with associated designers.

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as FedEx, UPS and, to a much lesser extent, the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. If these third parties increase their rates or add incremental surcharges, our costs may increase which could have a material adverse impact on our financial results. In addition, the COVID-19 pandemic and other events have negatively impacted the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted.  In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments, and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. As a result of COVID-19-related travel restrictions and social distancing measures, we have been unable to engage with consumers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other activities that we have used to acquire customers and drive sales. With recent easing of restrictions, we have been able to host small in person events. However, these smaller events are less impactful and our ability to continue to conduct these in person events is uncertain. If our shifts in marketing to address these restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

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

A significant portion of our net sales are generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the merchandise we offer. If existing customers no longer find our offerings appealing, or if we are unable to timely update our offerings to meet current trends and customer demands, our existing customers may make fewer or smaller purchases in the future. The COVID-19 pandemic also adversely impacted our ability to retain existing customers. A decrease in the number of our customers who make repeat purchases or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time, and if we are unable to do so, our business may suffer. If we fail to generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results and financial condition could be materially adversely affected.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty styles to our sites every week, and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units, or SKUs. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by, among other things, the COVID-19 pandemic and events like it, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

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

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including the COVID-19 pandemic. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

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

The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With improving trends in consumer demand beginning in the second quarter of 2020, we began to increase our inventory purchases to support future expected demand. We continued to invest in inventory through the balance of 2020 and into 2021. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of the COVID-19 pandemic, we experienced a delay in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer as a result of the COVID-19 pandemic or otherwise, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

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

Our fulfillment center is located Los Angeles County, which has imposed varying restrictions on businesses over the course of the COVID-19 pandemic in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. Government authorities may impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center. We have experienced positive COVID-19 cases in our fulfillment center and may experience more positive COVID-19 cases. If more stringent restrictions are put into place or if there is another COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. The COVID-19 pandemic caused delayed shipments from our manufacturing partners and other third-party suppliers, initially in China but over time impacting third parties worldwide. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

Our failure to adequately and effectively staff our fulfillment center, through third parties or with our own employees, could adversely affect our customer experience and operating results.

We currently receive and distribute merchandise at a single fulfillment center in Los Angeles County, which is not operated by a third party. If we are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related shelter-in-place orders and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have also adversely impacted our ability to staff our fulfillment center. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

If we fail to attract and retain key personnel, or effectively manage succession, our business, financial condition and operating results could be adversely affected.

Our success, including our ability to anticipate and effectively respond to changing style trends, depends in part on our ability to attract and retain key personnel on our executive team, particularly our co-chief executive officers, and in our merchandising, data science, engineering, marketing, design and other organizations. Competition for key personnel is strong, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel.  In response to the COVID-19 pandemic we undertook cost reduction measures in 2020 that included salary reductions, furloughs and, to a lesser extent, layoffs. As net sales improved, in part due to the easing of stay-at-home orders and other state-imposed restrictions on businesses, we began to bring back furloughed employees and return our corporate employees to their pre-COVID-19 salaries and wages. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our co-chief executive officers have unique and valuable experiences leading our company from its inception through today. If either of them were to depart or otherwise reduce their focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

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

The COVID-19 pandemic resulted in unforeseen financial challenges and uncertainties for us. In response, we determined that cost-cutting measures were necessary and prudent to position us to continue to operate in a successful manner.  The various cost-cutting measures included salary reductions, furloughs and, to a lesser extent, layoffs, which may implicate the federal Worker Adjustment and Retraining Notification Act, or the WARN Act, and the analogue California law. As of the date of this report, many of the furloughs and salary and wage reductions have been reversed and our corporate employees are currently receiving at or above their pre-COVID wages and salaries. We believe that these measures were necessary to improve the likelihood of preserving the jobs of our remaining employees. The WARN Act typically requires, among other things, that companies notify affected employees and certain government agencies and elected officials of any mass layoff at least 60 days before the layoff, with associated wage and hour penalties for failure to provide proper notice. However, under both federal law and, as a result of California Governor Gavin Newsom’s Executive Order N-31-20, California law, employers may, as we have done, avail themselves of exceptions from providing the full 60 days’ notice based on unforeseen business circumstances related to the COVID-19 pandemic. We provided notice to affected employees and required government agencies and elected officials as soon as practicable.

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

Our credit facility contains restrictive covenants that limit our ability to, among other things, incur debt, create liens and encumbrances, engage in certain fundamental changes, dispose of assets, prepay certain indebtedness, make restricted payments, make investments, and engage in transactions with affiliates. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility, which may limit our operating flexibility. In addition, our credit facility is secured by all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any debt under our facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.

Increased scrutiny and changing expectations from investors, customers, employees and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. A growing number of our customers also want to shop more sustainable fashion. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. We recently launched a Social Impact section on our website. This or any other disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention.

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage, which is currently $58,240 per year for executive, administrative and professional employees employed by employers that have 26 or more employees. Further, employees in California who are exempt under the computer professional exemption, for example, must now be paid at least $98,907.70 per year. Minimum salary requirements impact the way we classify certain employees, increase our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements may have a material adverse effect on our business, financial condition and results of operations.

Further, the laws and regulations that govern the status and classification of independent contractors and other similar non-employee services providers are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, in California, Assembly Bill 5, which took effect in January 2020, codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. This bill, and other similar initiatives throughout the United States, could lead to additional challenges to the classification of influencers and models, and a potential increase in claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of any influencers or models as independent contractors. Such regulatory scrutiny or actions over such classification practices also may create different or conflicting obligations from one jurisdiction to another. Although we are currently not involved in any material legal actions and, to our knowledge, there have been no material claims of misclassification made against us, the likelihood of misclassification claims in states like California has increased in light of laws such as Assembly Bill 5, and the results of any such litigation or arbitration are inherently unpredictable and legal proceedings related to such claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of misclassification and wage and hour claims can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, or EU, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. In May 2018 the EU’s regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, became effective. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher. The United Kingdom, or UK, has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. The GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application.  Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, and CDPA remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China, and use Chinese-owned social media platforms, may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—

Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data, or unauthorized access to, or acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.  Our third-party service providers also face these risks.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2021, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially own approximately 51% of the outstanding shares of common stock and collectively control approximately 91% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

10.1	Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	March 26, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Dated: May 7, 2021