Form 10-Q
period 2021-06-30
Revolve Group, Inc.
filed 2021-08-05
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, 38,028,375 shares of the registrant’s Class A common stock and 34,735,707 shares of the registrant’s Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$219,582	$146,013
Accounts receivable, net	7,362	4,621
Inventory	118,827	95,272
Income taxes receivable	12,213	10,689
Prepaid expenses and other current assets	31,637	20,330
Total current assets	389,621	276,925
Property and equipment (net of accumulated depreciation of $16,831 and $14,652 as of June 30, 2021 and December 31, 2020, respectively)	10,297	11,211
Intangible assets, net	1,156	1,260
Goodwill	2,042	2,042
Other assets	2,736	500
Deferred income taxes	13,814	13,814
Total assets	$419,666	$305,752
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,634	$39,337
Income taxes payable	952	195
Accrued expenses	31,974	24,733
Returns reserve	44,024	25,602
Other current liabilities	19,634	15,821
Total current liabilities	155,218	105,688
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 37,519,217 and 32,856,611 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	38	33
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 35,219,127 and 38,540,095 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	35	38
Additional paid-in capital	96,583	86,040
Retained earnings	167,792	113,953
Total stockholders' equity	264,448	200,064
Total liabilities and stockholders’ equity	$419,666	$305,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$228,614	$142,784	$407,521	$288,859
Cost of sales	101,396	70,713	183,638	145,838
Gross profit	127,218	72,071	223,883	143,021
Operating expenses:
Fulfillment	5,309	3,799	9,676	8,292
Selling and distribution	32,139	19,054	57,116	40,833
Marketing	34,871	14,638	61,099	36,588
General and administrative	21,970	15,776	41,848	34,650
Total operating expenses	94,289	53,267	169,739	120,363
Income from operations	32,929	18,804	54,144	22,658
Other expense, net	264	174	497	47
Income before income taxes	32,665	18,630	53,647	22,611
Provision for (benefit from) income taxes	1,127	4,394	(143)	4,219
Net income	$31,538	$14,236	$53,790	$18,392
Earnings per share of Class A and Class B common stock:
Basic	$0.44	$0.21	$0.75	$0.27
Diluted	$0.42	$0.20	$0.72	$0.26
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	72,387	69,415	72,085	69,367
Diluted	74,422	71,659	74,228	71,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$31,538	$14,236	$53,790	$18,392
Other comprehensive (loss) income:
Cumulative translation adjustment	(55)	(123)	49	(467)
Total other comprehensive (loss) income	(55)	(123)	49	(467)
Total comprehensive income	$31,483	$14,113	$53,839	$17,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$53,790	$18,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,271	2,396
Equity-based compensation	2,328	1,432
Deferred income taxes	—	(634)
Changes in operating assets and liabilities:
Accounts receivable	(2,741)	(98)
Inventories	(23,555)	39,747
Income taxes receivable	(1,524)	761
Prepaid expenses and other current assets	(11,307)	4,570
Other assets	(2,236)	50
Accounts payable	19,297	(3,920)
Income taxes payable	757	3,978
Accrued expenses	7,241	1,321
Returns reserve	18,422	(6,768)
Other current liabilities	3,813	660
Net cash provided by operating activities	66,556	61,887
Investing activities:
Purchases of property and equipment	(1,253)	(1,381)
Net cash used in investing activities	(1,253)	(1,381)
Financing activities:
Proceeds from borrowings on line of credit	—	30,000
Repayment of borrowings on line of credit	—	(6,000)
Payment of deferred offering costs	—	(41)
Proceeds from the exercise of stock options, net	8,217	1,356
Net cash provided by financing activities	8,217	25,315
Effect of exchange rate changes on cash and cash equivalents	49	(467)
Net increase in cash and cash equivalents	73,569	85,354
Cash and cash equivalents, beginning of period	146,013	65,418
Cash and cash equivalents, end of period	$219,582	$150,772
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$190
Income taxes, net of refund	$610	$102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020. In particular, as a result of social distancing and stay at home orders around the world that commenced in March 2020, demand for our largest product categories that are focused on social occasions had been significantly negatively impacted. Furthermore, during 2020 we were unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers. As our net sales, business operations and operating results improved in mid-2020, we began to sequentially increase our inventory purchases and incur certain operating expenses to support the improving trends in consumer demand.

Our net sales, business operations and operating results continued to improve throughout the first half of 2021 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations in the United States and some of our other key markets. With the improving trends, we continued to invest in inventory to support the consumer demand, increased our investment in headcount and commenced limited in person marketing activations. While demand for our products improved, the extent of this increased demand in the future remains uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, especially within unvaccinated populations, has resulted in restrictions being reinstated in certain cities and states within in the United States as well as certain key markets around the world.

We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect given the continued uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

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

Net Sales

Revenue is primarily derived from the sale of apparel merchandise through our sites and, when applicable, shipping revenue. We recognize revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. A contract is created with our customer at the time the order is placed by the customer, which creates a performance obligation to deliver the product to the customer. We recognize revenue for the performance obligation at the time control of the merchandise passes to the customer, which is at the time of shipment. In addition, we have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

In March 2020 we launched the REVOLVE Loyalty Club within the REVOLVE segment and in April 2021 we expanded the program to include the FORWARD segment. Eligible customers who enroll in the program will generally earn points for every dollar spent. Points earned will automatically convert into a $20 reward once the Loyalty Club member earns 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. Rewards generally expire 90 days after they are issued and unconverted points generally expire if a customer fails to engage in any activity that generates points for a period of one year or if their participation in the program is otherwise terminated.

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

The following table presents a rollforward of our sales return reserve for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$37,471	$20,975	$25,602	$35,104
Returns	(211,916)	(85,652)	(347,257)	(259,174)
Provisions	218,469	93,013	365,679	252,406
Ending balance	$44,024	$28,336	$44,024	$28,336

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three and six months ended June 30, 2021 was $0.3 million and $0.5 million, respectively, and $0.2 million and $1.0 million for the three and six months ended June 30, 2020, respectively.

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

Accounting Pronouncements Not Yet Effective

Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we meet the definition of an emerging growth company. We have elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will lose our emerging growth company status as of December 31, 2021, when we become a “large accelerated filer” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. ASU 2019-12 is currently effective for us for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. As we expect to lose our emerging growth company status at the end of fiscal year ending December 31, 2021, we will reflect the adoption of ASU 2019-12 as of January 1, 2021 in our Annual Report on Form 10-K for the year ending December 31, 2021. We do not expect that this ASU will have a significant impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The update also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. This guidance is currently effective for us for annual or interim goodwill impairment tests in fiscal years beginning December 15, 2021 with early adoption permitted. As we expect to lose our emerging growth company status at the end of fiscal year ending December 31, 2021, we will reflect the adoption of ASU 2017-04 as of January 1, 2021 in our Annual Report on Form 10-K for the year ending December 31, 2021. We do not expect that this ASU will have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, a lessee is generally required to recognize the lessee’s rights and obligations resulting from leases on the balance sheet by recording a right-of-use asset and a lease liability. The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In November 2019, the FASB issued ASU No. 2019-10 extending the effective date of this new lease standard by one year. In June 2020, the FASB issued ASU No. 2020-05, further extending the effective date by one year making it currently effective for us for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. As we expect to lose our emerging growth company status at the end of fiscal year ending December 31, 2021, we will reflect the adoption of ASC 842 as of January 1, 2021 in our Annual Report on Form

10-K for the year ending December 31, 2021. The standard requires recognizing and measuring leases using a modified retrospective approach or allowing for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than at the beginning of the earliest comparative period presented. We plan to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carry forward the historical lease classification of our existing leases. However, we are still evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to utilize a new impairment model, known as the current expected credit loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses and subsequent recoveries. ASU 2016-13 is currently effective for us for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. As we expect to lose our emerging growth company status at the end of fiscal year ending December 31, 2021, we will reflect the adoption of ASU 2016-13 as of January 1, 2021 in our Annual Report on Form 10-K for the year ending December 31, 2021. We do not expect that this ASU will have a significant impact on our consolidated financial statements and related disclosures.

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of June 30, 2021 and December 31, 2020.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of June 30, 2021 and December 31, 2020.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019.  Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares. As of June 30, 2021, approximately 4.9 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the six months ended June 30, 2021 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2021	4,121,225	$9.20	7.0	$87,842
Granted	112,319	47.14	9.6
Exercised	(1,328,896)	6.18	—
Forfeited	(39,854)	15.96	—
Expired	(2,560)	15.62	—
Balance at June 30, 2021	2,862,234	11.98	7.7	162,912
Exercisable at June 30, 2021	780,386	9.35	6.2	46,473
Vested and expected to vest	2,862,234	11.98	7.7	162,912

RSU award activity for the six months ended June 30, 2021 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2021	20,140	$15.89	1.2	$628
Granted (1)	29,438	48.11	0.7
Released	(12,742)	15.70
Forfeited	—	—
Unvested at June 30, 2021	36,836	41.70	1.0	2,538
(1)

Includes an adjustment of 12,977 shares underlying performance-based RSU awards made during the three months ended June 30, 2021. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 30,787 options and 3,484 RSUs granted during the three months ended June 30, 2021 and 112,319 options and 29,438 RSUs granted during the six months ended June 30, 2021. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2021 was $19.86 per share and $19.15 per share, respectively. The weighted average grant-date fair value of RSUs granted during the three and six months ended June 30, 2021 was $57.40 per share and $48.11 per share, respectively.

As of June 30, 2021, there was $12.4 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.3 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.3 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. There was an excess income tax benefit of $6.8 million and $0.5 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended June 30, 2021 and 2020, respectively, and $13.5 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

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

Tax Contingencies

We are subject to income taxes in the United States and the U.K. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

Legal Proceedings

We were a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices.  On January 6, 2020, we and the individual defendant in the case entered into a binding memorandum of understanding to settle the case. In December 2019, we accrued approximately $1.0 million to general and administrative expenses. On January 5, 2021, the court granted approval of the settlement, which was subsequently paid by the Company during the first quarter of 2021.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before income taxes	$32,665	$18,630	$53,647	$22,611
Provision for (benefit from) income taxes	1,127	4,394	(143)	4,219
Effective tax rate	3.5%	23.6%	(0.3%)	18.7%

The decrease in the effective tax rate for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to an increase in excess tax benefits related to the exercise of non-qualified stock options.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	72,163,515	$72	$91,332	$136,309	$227,713
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	574,829	1	3,899	—	3,900
Equity-based compensation	—	—	1,352	—	1,352
Cumulative translation adjustment	—	—	—	(55)	(55)
Net income	—	—	—	31,538	31,538
Ending balance	72,738,344	$73	$96,583	$167,792	$264,448

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,381,475	$70	$75,556	$60,489	$136,115
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	118,411	—	382	—	382
Equity-based compensation	—	—	868	—	868
Cumulative translation adjustment	—	—	—	(123)	(123)
Other	—	—	(41)	—	(41)
Net income	—	—	—	14,236	14,236
Ending balance	69,499,886	$70	$76,765	$74,602	$151,437

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,341,638	2	8,215	—	8,217
Equity-based compensation	—	—	2,328	—	2,328
Cumulative translation adjustment	—	—	—	49	49
Net income	—	—	—	53,790	53,790
Ending balance	72,738,344	$73	$96,583	$167,792	$264,448

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	420,903	1	1,356	—	1,357
Equity-based compensation	—	—	1,432	—	1,432
Cumulative translation adjustment	—	—	—	(467)	(467)
Other	—	—	(41)	—	(41)
Net income	—	—	—	18,392	18,392
Ending balance	69,499,886	$70	$76,765	$74,602	$151,437

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

Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share represents net income divided by the weighted-average number of shares of common stock outstanding, inclusive of the effect of dilutive stock options and RSUs. The undistributed earnings are allocated based on the participation rights of shares of Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$15,858	$15,680	$3,251	$10,985	$26,556	$27,234	$4,156	$14,236
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	15,680	—	10,985	—	27,234	—	14,236	—
Reallocation of undistributed earnings to Class B shares	—	434	—	102	—	767	—	140
Net income attributable to common stockholders — diluted	$31,538	$16,114	$14,236	$11,087	$53,790	$28,001	$18,392	$14,376
Denominator
Weighted average shares used to compute earnings per share — basic	36,397	35,990	15,846	53,569	35,588	36,497	15,673	53,694
Conversion of Class B to Class A common shares outstanding	35,990	—	53,569	—	36,497	—	53,694	—
Effect of dilutive stock options and RSUs	2,035	2,035	2,244	2,244	2,143	2,143	2,414	2,414
Weighted average number of shares used to compute earnings per share — diluted	74,422	38,025	71,659	55,813	74,228	38,640	71,781	56,108
Earnings per share:
Basic	$0.44	$0.44	$0.21	$0.21	$0.75	$0.75	$0.27	$0.27
Diluted	$0.42	$0.42	$0.20	$0.20	$0.72	$0.72	$0.26	$0.26

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options to purchase Class B shares and RSUs	150	2,676	269	3,337

Note 9. Segment Information

We have two reportable segments, REVOLVE and FORWARD, each offering clothing, shoes, accessories, and beauty products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and six months ended June 30, 2021 and 2020, no customer represented over 10% of net sales.

The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2021	2020	2021	2020
REVOLVE	$188,788	$126,921	$340,948	$251,393
FORWARD	39,826	15,863	66,573	37,466
Total	$228,614	$142,784	$407,521	$288,859

Gross profit
REVOLVE	$107,531	$66,233	$191,744	$128,613
FORWARD	19,687	5,838	32,139	14,408
Total	$127,218	$72,071	$223,883	$143,021

The following table lists net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$185,380	$116,270	$328,665	$236,600
Rest of the world (1)	43,234	26,514	78,856	52,259
Total	$228,614	$142,784	$407,521	$288,859

(1)	No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Fashion Apparel	$120,623	$81,154	$224,124	$157,649
Dresses	55,724	30,868	89,672	69,565
Handbags, Shoes and Accessories	42,788	21,018	75,088	45,290
Beauty	7,683	7,487	15,632	11,226
Other (1)	1,796	2,257	3,005	5,129
Total net sales	$228,614	$142,784	$407,521	$288,859

As a percentage of net sales
Fashion Apparel	53%	57%	55%	55%
Dresses	24%	22%	22%	24%
Handbags, Shoes and Accessories	19%	15%	18%	16%
Beauty	3%	5%	4%	4%
Other (1)	1%	2%	1%	2%
Total net sales	100%	100%	100%	100%

(1)	Includes deferred revenue, shipping revenue and other revenue.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents were $167.9 million and $117.9 million as of June 30, 2021 and December 31, 2020, respectively.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Expected merchandise returns, net	$16,612	$9,585
Advanced payments on inventory to be delivered from vendors	9,489	5,224
Prepaid rent	462	476
Prepaid packaging	340	375
Prepaid insurance	27	1,425
Other	4,707	3,245
Total prepaid expenses and other current assets	$31,637	$20,330

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Marketing	$11,219	$6,463
Salaries and related benefits	7,662	9,158
Selling and distribution	4,362	3,379
Sales taxes	3,856	2,750
Other	4,875	2,983
Total accrued expenses	$31,974	$24,733

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Store credit	$10,104	$10,068
Gift cards	2,112	2,158
Other	7,418	3,595
Total other current liabilities	$19,634	$15,821

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial consumers. We believe these events yield high earned media values, although we are experiencing significant competition from others that have adopted similar practices which make it increasingly difficult to differentiate ourselves. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through retargeting, paid search/product listing ads, paid social, affiliate marketing, personalized email marketing and mobile “push” communications through our app.

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

Our net sales further improved and returned to growth in the first and second quarters of 2021 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations in the United States and some of our other key markets. With the improving trends, we continue to invest in inventory to support the consumer demand, increase our investment in headcount and have commenced limited in-person marketing activations. While demand for our products has improved, the extent of the increased demand in the future remains uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, especially within unvaccinated populations, has resulted in restrictions being reinstated in certain cities and states within the United States as well as certain key markets around the world.

Our facilities and the majority of our employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. While restrictions have eased recently, the vast majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing and enhanced cleaning and sanitation. To further prevent the spread of COVID-19, we are offering, guidance and incentives to our employees to promote vaccine uptake.

Government restrictions on travel and social distancing caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, as well as other social activities that drove demand for many of our products. As states started to ease and lift shelter-in-place orders during the first half of 2021, we resumed in-person marketing events. However, restrictions have recently been reinstated in certain cities and states within the United States and in certain of our key markets around the world and it is unclear whether these restrictions will continue and expand or if the COVID-19 pandemic will spur long-term changes in consumer behavior.

While trends improved during the first and second quarters of 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except average order value and percentages)
Gross margin	55.6%	50.5%	54.9%	49.5%
Adjusted EBITDA	$35,403	$20,877	$58,743	$26,486
Free cash flow	$32,830	$52,976	$65,303	$60,506
Active customers	1,554	1,533	1,554	1,533
Total orders placed	1,769	1,163	3,051	2,335
Average order value	$255	$204	$255	$231

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

Gross margin is impacted by the mix of brands and categories of styles that we sell on our sites. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FORWARD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, in the near term, we expect that the contribution of owned brands will remain lower as compared to historical trends, which will adversely impact our overall gross margin when compared to certain historical periods. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

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

The COVID-19 pandemic has impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this product mix shift began to reverse late in the first quarter of 2021 with growth in the dresses category rebounding. The percentage of full price sales has increased sequentially and was attributable to efficient inventory management resulting in a lower mix of markdown inventory and sales as well as lower markdowns within our markdown inventory. In addition, the contribution to net sales from our owned brands has decreased as described below in the section captioned “—Factors Affecting Our Performance—Merchandise Mix.” As a result of our cost reduction efforts in 2020, we expect that the contribution of owned brands will continue to be adversely affected through the remainder of 2021. We began reinvesting in our owned brand platform in late 2020 and in the first six months of 2021, which has resulted in a sequential improvement in owned brand sales in the second quarter of 2021. We will continue to invest in the owned brand platform and expect a sequential increase in the mix of owned brand sales in the remainder of 2021 and into 2022.

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

A reconciliation of non-GAAP adjusted EBITDA to net income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$31,538	$14,236	$53,790	$18,392
Excluding:
Other expense, net	264	174	497	47
Provision for (benefit from) income taxes	1,127	4,394	(143)	4,219
Depreciation and amortization	1,122	1,205	2,271	2,396
Equity-based compensation	1,352	868	2,328	1,432
Adjusted EBITDA	$35,403	$20,877	$58,743	$26,486

Adjusted EBITDA for the three and six months ended June 30, 2021 was positively impacted by a substantial increase in gross profit, partially offset by an increase in operating expenses.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$33,347	$53,806	$66,556	$61,887
Purchases of property and equipment	(517)	(830)	(1,253)	(1,381)
Free cash flow	$32,830	$52,976	$65,303	$60,506
Net cash used in investing activities	$(517)	(830)	$(1,253)	$(1,381)
Net cash provided by (used in) financing activities	$3,900	$(5,660)	$8,217	$25,315

Free cash flow for the three months ended June 30, 2021 was negatively impacted by changes in working capital, partially offset by an increase in net income adjusted for non-cash items compared to the same period in 2020. Free cash flow for the six months ended June 30, 2021 was positively impacted by the increase in net income adjusted for non-cash items, partially offset by negative impact from changes in working capital compared to the same period in 2020.

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

Active customers increased during the period ended June 30, 2021 as compared to the period ended June 30, 2020 due to increased demand, in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations.

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

Total orders placed increased in the three and six months ended June 30, 2021 relative to the same periods in 2020 due to increased demand, in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the mix of product categories sold, the number of units in each order, the percentage of sales at full price, and for sales at less than full price, the level of markdowns.

Average order value increased in the three and six months ended June 30, 2021 relative to the same periods in 2020, primarily due to a higher percentage of full price sales and lower markdowns on our markdown product, a shift in mix back to higher price point merchandise, partially offset by a decline in average units per order.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020 due to business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. With lower COVID-19 case counts, further easing of stay-at-home orders, the accelerating rollout of vaccinations and additional U.S. government stimulus payments, our operating results continued to improve and demand for our products was strong in the first and second quarters of 2021. However, the continued impact of the COVID-19 pandemic remains highly uncertain. Our business operations and results of operations may continue to be adversely affected and recent favorable trends may not continue, including as a result of:

•	continued COVID-19 requirements for social distancing and a reinstatement of restrictions within certain cities and states within the United States as well as certain key regions around the world;

•	an increase in COVID-19 cases in unvaccinated populations and as a result of COVID-19 variants;

•

changing consumer spending habits, including a decrease in discretionary consumer spending for the apparel merchandise that we sell, as well as negative trends in consumer spending more generally due to the pandemic’s impact on consumers’ disposable income, credit availability, debt levels and consumer confidence;

•	disruption to the supply chain caused by distribution and other logistical issues as well as potential bankruptcies impacting our suppliers or manufacturing partners;

•	decreased productivity due to work-from-home policies, travel bans or shelter-in-place orders; and

•	a slowdown in the global economy, an uncertain global economic outlook or a credit crisis.

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, U.S. government stimulus payments, interest rates and fuel, energy and raw material costs. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has had and may continue to have a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets.

Customer Acquisition and Retention and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers started to increase in the second quarter of 2021 as compared to the second quarter of 2020. Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth.

Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. Despite the changing external environment and competitive landscape, we believe we were able to maintain the effectiveness and efficiency of these channels, although competition from others that have adopted similar practices make it increasingly difficult to differentiate ourselves. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. Upon the onset of COVID-19 in early 2020, we shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer. In early 2021, we resumed hosting in-person marketing events and we have plans to do more events in the near future as circumstances allow.

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, especially as broad-based consumer demand began to increase in early 2021, which has increased our cost to acquire and retain customers and may adversely affect our operating results. Furthermore, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers, which may adversely affect our operating results. To maximize our opportunity to capture consumer demand as economies reopen, we have increased our marketing investment and we intend to continue to make opportunistic investments in marketing initiatives that will increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

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

Our merchandise mix across our two reporting segments and across our owned brand and third-party products carry a range of margin profiles and may cause fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Historically, we have sought to increase the percentage of net sales from owned brands, which contributed to an increase in gross margin over time. The mix between owned and third-party net sales and the pace of growth for owned brand net sales will vary. In the near term, a decrease in the contribution of owned brands as compared to certain historical periods, will adversely impact our overall gross margin. In the longer term, shifts in merchandise mix driven by changes in customer demand may result in fluctuations in our gross margin from period to period.

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

Investment in our Operations and Infrastructure

We have made investments over time to grow our customer base and enhance our offerings. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment center, and logistics infrastructure as we launch new brands, support demand, expand internationally and drive operating efficiencies. We believe these investments will yield positive returns in the long term; however, we cannot be certain that these efforts will grow our customer base or be cost-effective.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FORWARD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 82.6% and 88.9% of our net sales for the three months ended June 30, 2021 and 2020, respectively, and 83.7% and 87.0% for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, REVOLVE generated $188.8 million and $126.9 million in net sales, respectively, representing an increase of 48.7%. During the six months ended June 30, 2021 and 2020, REVOLVE generated $340.9 million and $251.4 million in net sales, respectively, representing an increase of 35.6%. The net sales increase in the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value. Despite recent recovery, the COVID-19 pandemic may continue to adversely impact net sales and our gross margin in the near term.

The FORWARD segment contributes to a smaller portion of our overall net sales, representing 17.4% and 11.1% of our net sales for the three months ended June 30, 2021 and 2020, respectively, and 16.3% and 13.0% for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, FORWARD generated $39.8 million and $15.9 million in net sales, respectively, representing an increase of 151.1%. During the six months ended June 30, 2021 and 2020, FORWARD generated $66.6 million and $37.5 million in net sales, respectively, representing an increase of 77.7%. The net sales increase in the three and six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value. Despite the strong operating results in the first half of 2021, the COVID-19 pandemic may continue to adversely impact our net sales and gross margin in the near term.

Net sales to customers outside of the United States contributed to 18.9% and 18.6% of our net sales for the three months ended June 30, 2021 and 2020, respectively and 19.4% and 18.1% for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, net sales to customers outside of the United States were $43.2 million and $26.5 million, respectively, representing an increase of 63.1%. During the six months ended June 30, 2021 and 2020, net sales to customers outside of the United States were $78.9 million and $52.3 million, respectively, representing an increase of 50.9%. Despite the strong operating results in the first half of 2021, the COVID-19 pandemic may continue to adversely impact our net sales to customers outside of the United States. In addition, net sales to customers outside of the United States are also impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in certain currencies have also had, and may continue to have, an adverse impact on our financial results.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically contributed to peak sales during the second quarter of each fiscal year. We have also historically experienced seasonally lower activity during the first quarter of each fiscal year. We expect the seasonality trends that we have experienced historically will continue to change for the remainder of 2021 due to the COVID-19 pandemic and the status of reopening of economies around the world. With the exception of the COVID-19 pandemic and other unpredictable events, we expect our historical seasonality to revert to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories and beauty. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value, all of which had been negatively impacted by the COVID-19 pandemic before starting to recover in the first and second quarters of 2021.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, freight-in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which have been and may continue to be impacted by the COVID-19 pandemic.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short-term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise and other input cost pressures, to be at least partially offset by operating efficiencies from automation of the fulfillment center workflow.

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

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as retargeting, paid search/product listing ads, paid social, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FORWARD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. We have experienced an increase in the cost to acquire and retain customers and in the first and second quarters of 2021, we increased our level of investment in marketing and expect marketing expressed as a percentage of net sales to exceed historical levels in 2021. We may also make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long term, increases in general and administrative expenses in absolute dollars are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, and starting in the second quarter of 2020, we temporarily reduced costs in this area by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved, we brought back certain furloughed employees and returned our corporate employees to their pre-COVID salaries and wages. General and administrative expenses are expected to increase in the near term as we plan to increase our hiring in 2021 to support future growth. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net sales	$228,614	$142,784	$407,521	$288,859
Cost of sales	101,396	70,713	183,638	145,838
Gross profit	127,218	72,071	223,883	143,021
Operating expenses:
Fulfillment expenses	5,309	3,799	9,676	8,292
Selling and distribution expenses	32,139	19,054	57,116	40,833
Marketing expenses	34,871	14,638	61,099	36,588
General and administrative expenses	21,970	15,776	41,848	34,650
Total operating expenses	94,289	53,267	169,739	120,363
Income from operations	32,929	18,804	54,144	22,658
Other expense, net	264	174	497	47
Income before income taxes	32,665	18,630	53,647	22,611
Provision for (benefit from) income taxes	1,127	4,394	(143)	4,219
Net income	$31,538	$14,236	$53,790	$18,392

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.4%	49.5%	45.1%	50.5%
Gross profit	55.6%	50.5%	54.9%	49.5%
Operating expenses:
Fulfillment expenses	2.3%	2.7%	2.4%	2.9%
Selling and distribution expenses	14.1%	13.3%	14.0%	14.1%
Marketing expenses	15.3%	10.3%	15.0%	12.7%
General and administrative expenses	9.6%	11.0%	10.3%	12.0%
Total operating expenses	41.3%	37.3%	41.7%	41.7%
Income from operations	14.3%	13.2%	13.2%	7.8%
Other expense, net	0.1%	0.1%	0.1%	0.0
Income before income taxes	14.2%	13.0%	13.1%	7.8%
Provision for (benefit from) income taxes	0.5%	3.1%	(0.0%)	1.5%
Net income	13.7%	10.0%	13.1%	6.4%

Comparison of the Three Months Ended June 30, 2021 and 2020

Net Sales

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Net sales	$228,614	$142,784	$85,830	60.1%

The increase in net sales for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers of 52.1% and increase in average order value of 25.0% as compared to the same period in 2020.

Net sales in the REVOLVE segment increased 48.7% to $188.8 million in the three months ended June 30, 2021 compared to net sales of $126.9 million in the same period in 2020. Net sales generated from our FORWARD segment increased 151.1% to $39.8 million in the three months ended June 30, 2021 as compared to net sales of $15.9 million in the same period in 2020.

Cost of Sales

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of sales	$101,396	$70,713	$30,683	43.4%
Percentage of net sales	44.4%	49.5%

The increase in cost of sales for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of full price sales and shallower markdowns, partially offset by an increase in inventory write-offs, receiving costs and import expenses combined with a higher mix of third party brand sales.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Fulfillment expenses	$5,309	$3,799	$1,510	39.7%
Percentage of net sales	2.3%	2.7%

Fulfillment expenses for the three months ended June 30, 2021 were higher as compared to the same period in 2020 due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through our continued automation efforts in our fulfillment center and efficiencies gained with greater volume and scale.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling and distribution expenses	$32,139	$19,054	$13,085	68.7%
Percentage of net sales	14.1%	13.3%

The increase in selling and distribution expenses for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders shipped. Shipping and handling fees increased $8.4 million, merchant processing fees increased $2.7 million and customer service costs increased $0.9 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in selling and distribution expenses as a percentage of net sales was due to higher shipping and handling fees combined with customers returning a higher proportion of their purchases.

Marketing Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing expenses	$34,871	$14,638	$20,233	138.2%
Percentage of net sales	15.3%	10.3%

The increase in marketing expenses for the three months ended June 30, 2021, as compared to the same period in 2020, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expenses of $14.2 million as well as an increase of $6.1 million in brand marketing events. The higher investment in 2021 is reflective of the increasing cost to acquire and retain customers as well as investments made in brand marketing initiatives including the return of in person events. The reduced marketing investment in 2020 was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival combined with cost-control efforts and efficiencies in marketing investments due to COVID-19.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$21,970	$15,776	$6,194	39.3%
Percentage of net sales	9.6%	11.0%

The increase in general and administrative expenses for the three months ended June 30, 2021, as compared to the same period in 2020, was due to a $3.8 million increase in salaries and related benefits and equity-based compensation expense, a $1.3 million increase related to professional services and other occupancy costs, and a $1.1 million increase in other operating expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by higher net sales.

Income Taxes

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Income before income taxes	$32,665	$18,630
Provision for income taxes	1,127	4,394
Effective tax rate	3.5%	23.6%

The decrease in the effective tax rate for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to excess tax benefits related to the exercise of non-qualified stock options during the three months ended June 30, 2021, as compared to similar excess tax benefits during the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Net Sales

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Net sales	$407,521	$288,859	$118,662	41.1%

The increase in net sales for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers of 30.7% and increase in average order value of 10.4% as compared to the same period in 2020.

Net sales in the REVOLVE segment increased 35.6% to $340.9 million in the six months ended June 30, 2021 compared to net sales of $251.4 million in the same period in 2020. Net sales generated from our FORWARD segment increased 77.7% to $66.6 million in the six months ended June 30, 2021 as compared to net sales of $37.5 million in the same period in 2020.

Cost of Sales

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of sales	$183,638	$145,838	$37,800	25.9%
Percentage of net sales	45.1%	50.5%

The increase in cost of sales for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of full price sales, shallower markdowns and lower inventory write-offs, partially offset by higher receiving costs and import expenses combined with a higher mix of third party brand sales.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Fulfillment expenses	$9,676	$8,292	$1,384	16.7%
Percentage of net sales	2.4%	2.9%

Fulfillment expenses for the six months ended June 30, 2021 were higher as compared to the same period in 2020 due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through our continued automation efforts in our fulfillment center and efficiencies gained with greater volume and scale.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling and distribution expenses	$57,116	$40,833	$16,283	39.9%
Percentage of net sales	14.0%	14.1%

The increase in selling and distribution expenses for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $9.8 million, merchant processing fees increased $4.3 million and customer service costs increased $0.9 million for the six months ended June 30, 2021 as compared to the same period in 2020. Selling and distribution expenses as a percentage of net sales for the six months ended June 30, 2021 were essentially flat as compared to the same period in 2020.

Marketing Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing expenses	$61,099	$36,588	$24,511	67.0%
Percentage of net sales	15.0%	12.7%

The increase in marketing expenses for the six months ended June 30, 2021, as compared to the same period in 2020, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expenses of $18.6 million as well as an increase of $5.9 million in brand marketing events. The higher investment in 2021 is reflective of the increasing cost to acquire and retain customers as well as investments made in brand marketing initiatives including the return of in person events. The reduced marketing investment in 2020 was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival combined with cost-control efforts and efficiencies in marketing investments due to COVID-19.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$41,848	$34,650	$7,198	20.8%
Percentage of net sales	10.3%	12.0%

The increase in general and administrative expenses for the six months ended June 30, 2021, as compared to the same period in 2020, was due to a $4.7 million increase in salaries and related benefits and equity-based compensation expense, a $1.4 million increase related to professional services and other occupancy costs, and a $1.1 million increase in other operating expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by improved growth in net sales.

Income Taxes

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Income before income taxes	$53,647	$22,611
(Benefit from) provision for income taxes	(143)	4,219
Effective tax rate	(0.3%)	18.7%

The decrease in the effective tax rate for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to excess tax benefits related to the exercise of non-qualified stock options during the six months ended June 30, 2021, as compared to similar excess tax benefits during the six months ended June 30, 2020.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$219,582	$146,013
Accounts receivable, net	7,362	4,621
Working capital(1)	234,403	171,237

(1)	Working capital for all periods presented above is defined as current assets less current liabilities.

As of June 30, 2021, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect, particularly if there is a COVID-19 resurgence through new variants or otherwise.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

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

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of June 30, 2021 and December 31, 2020.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of June 30, 2021 and December 31, 2020.

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$66,556	$61,887
Net cash used in investing activities	(1,253)	(1,381)
Net cash provided by financing activities	8,217	25,315

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2021, we generated $66.6 million of operating cash flow as compared to $61.9 million for the same period in 2020. The increase in our operating cash flow was primarily due to an increase in net income adjusted for non-cash items, partially offset by a negative impact from changes in working capital.

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

Net cash used in investing activities was $1.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

Until our IPO, our financing activities historically have primarily consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $8.2 million for the six months ended June 30, 2021, which was attributable to the cash proceeds from the exercise of stock options.

Net cash provided by financing activities was $25.3 million for the three months ended June 30, 2020, which was attributable to net proceeds from borrowings on our line of credit and the cash proceeds from the exercise of stock options.

Contractual Obligations

As of June 30, 2021, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020 we did not have any material off balance sheet arrangements, except for operating leases.

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

Emerging Growth Company Status

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Section 107 of the JOBS Act provides that any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use this extended transition period under the JOBS Act. We will lose our emerging growth company status as of December 31, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ultimate scope and duration of the COVID-19 pandemic’s impact on the global economy and our industry are difficult to predict. There can be no assurances that the actions we have already taken or will take in response to the COVID-19 pandemic will prevent or mitigate any associated risks or repercussions. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective over the long term and with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on customer behavior, including any recession resulting from the pandemic, all of which are unpredictable. An extended period of economic disruption as a result of the COVID-19 pandemic would have a material negative impact on our business, financial position, results of operations and growth prospects. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

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

While our business performance has improved with an increase in demand for our products in recent months, this trend may not continue, consumer demand may decline and we may not be able to sustain the current patterns and levels. To effectively manage future growth, we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To support future growth, we must effectively induce service providers that were affected by our COVID-19 responses to return or stay with us or integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to return to growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies.  To attract top talent, we offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also elect to increase compensation levels to remain competitive in attracting and retaining talented employees. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our operational efficiency, our ability to fulfill orders and provide customer service, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

•	fluctuations in product mix, including between sites and between owned and non-owned brands;
•	our ability to effectively launch and manage new sites and brands;
•	fluctuations in the levels or quality of inventory;
•	fluctuations in the percentage of full price sales, levels of markdowns and gross margins;
•	fluctuations in capacity as we expand our operations;

•	our success in engaging existing customers and attracting new customers;
•	the amount and timing of our operating expenses;
•	our ability to attract and retain personnel;
•	the timing and success of new products and brands we introduce;
•	the impact of competitive developments and our response to those developments;
•	our ability to manage our existing business and future growth;
•	disruptions or defects in our sites, or actual or perceived privacy or data security breaches; and
•	economic and market conditions, particularly those affecting our industry.

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

The retail industry is highly competitive. We compete with department stores, specialty retailers, independent retail stores, the online offerings of these traditional retail competitors, brands that we offer and also offer their merchandise directly to the consumer, and eCommerce companies that market merchandise similar to the merchandise we offer. We believe our ability to compete depends on many factors within and beyond our control, including:

•	attracting new customers and engaging with existing customers;
•	cultivating our relationships with our customers;
•	attracting and retaining personnel;
•	further developing our data analytics capabilities;
•	maintaining favorable brand recognition and effectively marketing our services to customers;
•	the amount, diversity and quality of brands and merchandise that we or our competitors offer;
•	maintaining and curating an appealing portfolio of owned brands and merchandise;
•	the price at which we are able to offer our merchandise;
•	maintaining and growing our market share;

•	price fluctuations or demand disruptions of our third-party vendors;
•	the speed and cost at which we can deliver merchandise to our customers and the ease with which they can use our services to return merchandise; and
•	anticipating and quickly responding to changing apparel trends and consumer shopping preferences.

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

Although our net sales and profitability grew rapidly prior to the COVID-19 pandemic in the United States, and has grown in recent periods, this should not be considered as indicative of our future near term performance. The duration, spread and severity of the COVID-19 pandemic is still uncertain, and its impact on our business and consumer behavior over the long term, is unknown and may impede or prevent sustained future growth. Even if we manage through the COVID-19 pandemic, we may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may not fully recover and could decline or grow more slowly than we expect.

We believe that the sustainability of our recent revenue growth, and potential future growth, will depend upon, among other factors, our ability to:

•

address the short- and long-term impact of the COVID-19 pandemic by adjusting our cost structure, meeting our customers’ service expectations, shifting our marketing strategy and maintaining a relevant merchandise assortment;

•	identify new and emerging brands, maintain relationships with emerging and established brands, and develop, grow and curate existing owned brands or develop new owned brands;
•	acquire new customers and retain existing customers;
•	offer an assortment of merchandise that is attractive to consumers;
•	develop new features to enhance the consumer experience on our sites;
•	increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data analytics and technology;
•	add new suppliers and deepen our relationships with our existing suppliers;
•	attract and retain personnel;
•	enhance and scale the systems our consumers use to interact with our sites and invest in our infrastructure platform;

•	target additional categories and price points beyond premium apparel for Millennials, such as luxury, beauty, men’s apparel and lower price points;
•	expand internationally; and
•	pursue strategic acquisitions.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites of our competitors. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing, and the cost of maintaining such relationships will likely continue to increase. We cannot assure you that the net sales contribution from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. As social media and influencer-based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld, and #REVOLVEawards, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. In addition, several of such events have been, and may in the future be, postponed, significantly modified or cancelled in response to the COVID-19 pandemic. Furthermore, it is uncertain whether the behavior of our target demographics will change as a result of the pandemic in a manner that makes such events less effective. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years; however, given the impact of the COVID-19 pandemic, including the postponement and cancellation of several events such as #REVOLVEfestival, 2020 did not follow typical patterns. The duration of COVID-19 is also highly uncertain and if large scale in-person events such as #REVOLVEfestival are postponed or cancelled, our seasonality will likely be impacted in 2021 and potentially beyond.

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

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 60 days from the original purchase date. Given the interruptions related to the COVID-19 pandemic, we instituted a policy that merchandise returns will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. Due to this extension of the return period and as shelter in place restrictions are lifted, we may experience heightened levels of returns, which may negatively impact our operating results and financial position.

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

The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through the first half of 2021, we will continue to invest in inventory through the balance of 2021. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

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

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly, and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We are subject to the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Additionally, when we cease to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which we expect to occur at the end of 2021, we will be required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the United Kingdom, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Schrems II decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S.  The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. The CJEU’s Schrems II decision, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The United Kingdom, or UK, has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK.  Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other United Kingdom data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application.  Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023.  The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China, and use Chinese-owned social media platforms, may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, handbags, accessories and cosmetics. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment and our owned brands, of which a large portion are manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations.

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

We use open source software in the applications we have developed to operate our business and will use open source software in the future. We may face claims from third parties demanding the release or license of the open source software or derivative works that we develop from such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. In addition, our use of open source software may present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business and operating results.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2021, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 49% of the outstanding shares of common stock and collectively controlled approximately 90% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

In addition, our dual class structure may adversely affect the market price of our Class A common stock as certain index providers have implemented restrictions on including companies with multiple-class share structures in certain of their indices. For example, S&P Dow Jones does not admit companies with multiple-class share structures to certain of its indices. Affected indices include the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. The dual class structure of our common stock makes us ineligible for inclusion in these indices and we cannot assure you that other stock indices will not take similar actions. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Further, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices will likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

We are an emerging growth company, and for as long as we continue to be an emerging growth company, which we expect to be through the end of 2021, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

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

Dated: August 5, 2021