Form 10-Q
period 2021-09-30
Revolve Group, Inc.
filed 2021-11-04
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, 39,482,536 shares of the registrant’s Class A common stock and 33,417,280 shares of the registrant’s Class B common stock were outstanding.

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
•
We rely on third-party suppliers, manufacturers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
•
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
•
If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely and cost-effective manner, our business, financial condition and operating results could be harmed.
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
•
Our failure to adequately and effectively staff our fulfillment center, through third parties or with our own employees, could adversely affect our customer experience and operating results.

•
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$221,605	$146,013
Accounts receivable, net	6,715	4,621
Inventory	141,768	95,272
Income taxes receivable	10,443	10,689
Prepaid expenses and other current assets	39,315	20,330
Total current assets	419,846	276,925
Property and equipment (net of accumulated depreciation of $17,925 and $14,652 as of September 30, 2021 and December 31, 2020, respectively)	9,631	11,211
Intangible assets, net	1,218	1,260
Goodwill	2,042	2,042
Other assets	2,760	500
Deferred income taxes	13,814	13,814
Total assets	$449,311	$305,752
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,913	$39,337
Income taxes payable	995	195
Accrued expenses	37,738	24,733
Returns reserve	50,842	25,602
Other current liabilities	21,688	15,821
Total current liabilities	166,176	105,688
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 39,132,852 and 32,856,611 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	39	33
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 33,724,657 and 38,540,095 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	34	38
Additional paid-in capital	99,150	86,040
Retained earnings	183,912	113,953
Total stockholders' equity	283,135	200,064
Total liabilities and stockholders’ equity	$449,311	$305,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$244,064	$151,036	$651,585	$439,895
Cost of sales	109,588	67,569	293,226	213,407
Gross profit	134,476	83,467	358,359	226,488
Operating expenses:
Fulfillment	5,776	4,158	15,452	12,450
Selling and distribution	38,354	20,870	95,470	61,703
Marketing	46,955	18,903	108,054	55,491
General and administrative	24,180	17,741	66,028	52,391
Total operating expenses	115,265	61,672	285,004	182,035
Income from operations	19,211	21,795	73,355	44,453
Other (income) expense, net	(158)	253	339	300
Income before income taxes	19,369	21,542	73,016	44,153
Provision for income taxes	2,701	2,104	2,558	6,323
Net income	$16,668	$19,438	$70,458	$37,830
Earnings per share of Class A and Class B common stock:
Basic	$0.23	$0.28	$0.97	$0.54
Diluted	$0.22	$0.27	$0.95	$0.52
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	72,810	69,872	72,330	69,537
Diluted	74,881	72,281	74,449	73,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$16,668	$19,438	$70,458	$37,830
Other comprehensive (loss) income:
Cumulative translation adjustment	(548)	343	(499)	(124)
Total other comprehensive (loss) income	(548)	343	(499)	(124)
Total comprehensive income	$16,120	$19,781	$69,959	$37,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$70,458	$37,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,390	3,646
Equity-based compensation	3,664	2,412
Deferred income taxes	—	(842)
Changes in operating assets and liabilities:
Accounts receivable	(2,094)	38
Inventories	(46,496)	30,670
Income taxes receivable	246	(1,703)
Prepaid expenses and other current assets	(18,985)	4,246
Other assets	(2,260)	28
Accounts payable	15,576	8,967
Income taxes payable	800	350
Accrued expenses	13,005	2,297
Returns reserve	25,240	(11,743)
Other current liabilities	5,867	31
Net cash provided by operating activities	68,411	76,227
Investing activities:
Purchases of property and equipment	(1,768)	(1,844)
Net cash used in investing activities	(1,768)	(1,844)
Financing activities:
Proceeds from borrowings on line of credit	—	30,000
Repayment of borrowings on line of credit	—	(15,000)
Payment of deferred offering costs	—	(41)
Proceeds from the exercise of stock options, net	9,448	4,065
Net cash provided by financing activities	9,448	19,024
Effect of exchange rate changes on cash and cash equivalents	(499)	(124)
Net increase in cash and cash equivalents	75,592	93,283
Cash and cash equivalents, beginning of period	146,013	65,418
Cash and cash equivalents, end of period	$221,605	$158,701
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$295
Income taxes, net of refund	$1,511	$8,500

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

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles in the United States, or GAAP, can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

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

Our net sales, business operations and operating results continued to improve throughout 2021 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations in the United States and some of our other key markets. With the improving trends, we continued to invest in inventory to support the consumer demand, increased our investment in headcount and cautiously increased the frequency and scale of in-person marketing activations. While demand for our products improved, the extent of this increased demand in the future remains uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, especially within unvaccinated populations, has resulted in restrictions being reinstated in certain cities and states within in the United States as well as certain key markets around the world.

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

In March 2020 we launched the REVOLVE Loyalty Club within the REVOLVE segment and in April 2021 we expanded the program to include the FORWARD (FWRD) segment. Eligible customers who enroll in the program will generally earn points for every dollar spent. Points earned will automatically convert into a $20 reward once the Loyalty Club member earns 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. Rewards generally expire 90 days after they are issued and unconverted points generally expire if a customer fails to engage in any activity that generates points for a period of one year or if their participation in the program is otherwise terminated.

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

The following table presents a rollforward of our sales return reserve for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$44,024	$28,336	$25,602	$35,104
Returns	(254,974)	(124,142)	(602,232)	(383,316)
Provisions	261,792	119,167	627,472	371,573
Ending balance	$50,842	$23,361	$50,842	$23,361

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards for the three and nine months ended September 30, 2021 was $0.3 million and $0.8 million, respectively, and $0.2 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, a lessee is generally required to recognize the lessee’s rights and obligations resulting from leases on the balance sheet by recording a right-of-use asset and a lease liability. The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In November 2019, the FASB issued ASU No. 2019-10 extending the effective date of this new lease standard by one year. In June 2020, the FASB issued ASU No. 2020-05, further extending the effective date by one year making it currently effective for us for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. As we expect to lose our emerging growth company status at the end of fiscal year ending December 31, 2021, we will reflect the adoption of ASC 842 as of January 1, 2021 in our Annual Report on Form 10-K for the year ending December 31, 2021. The standard requires recognizing and measuring leases using a modified retrospective approach or allowing for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than at the beginning of the earliest comparative period presented. We plan to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carry forward the historical lease classification of our existing leases. Upon adoption, we expect to recognize a right-of-use asset of approximately $10 million adjusted for $1.3 million previously recorded as deferred rent and $0.4 million previously recorded as prepaid rent and record approximately $5 million in current operating lease liabilities and $6 million in operating lease liabilities, net of current portion.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of September 30, 2021 and December 31, 2020.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of September 30, 2021 and December 31, 2020.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares. As of September 30, 2021, approximately 4.9 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the nine months ended September 30, 2021 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Balance at January 1, 2021	4,121,225	$9.20	7.0	$87,842
Granted	140,569	51.16	9.5
Exercised	(1,448,061)	6.53	—
Forfeited	(42,878)	15.69	—
Expired	(2,816)	15.62	—
Balance at September 30, 2021	2,768,039	12.62	7.5	136,212
Exercisable at September 30, 2021	813,278	10.00	6.0	42,105
Vested and expected to vest	2,768,039	12.62	7.5	136,212

RSU award activity for the nine months ended September 30, 2021 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Unvested at January 1, 2021	20,140	$15.89	1.2	$628
Granted (1)	28,224	48.16	0.5
Released	(12,742)	15.70
Forfeited	—	—
Unvested at September 30, 2021	35,622	41.53	0.7	2,200
(1)
Includes an adjustment of 11,763 shares underlying performance-based RSU awards made during the nine months ended September 30, 2021. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 28,250 options and no RSUs granted during the three months ended September 30, 2021 and 140,569 options and 28,224 RSUs granted during the nine months ended September 30, 2021. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2021 was $29.13 per share and $21.15 per share, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2021 was $48.16 per share.

As of September 30, 2021, there was $11.9 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.2 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.4 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively. There was an excess income tax benefit of $2.2 million and $3.4 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended September 30, 2021 and 2020, respectively, and $15.7 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$19,369	$21,542	$73,016	$44,153
Provision for income taxes	2,701	2,104	2,558	6,323
Effective tax rate	13.9%	9.8%	3.5%	14.3%

The increase in the effective tax rate for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options. The decrease in the effective tax rate for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in excess tax benefits related to the exercise of non-qualified stock options.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	72,738,344	$73	$96,583	$167,792	$264,448
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	119,165	—	1,231	—	1,231
Equity-based compensation	—	—	1,336	—	1,336
Cumulative translation adjustment	—	—	—	(548)	(548)
Net income	—	—	—	16,668	16,668
Ending balance	72,857,509	$73	$99,150	$183,912	$283,135

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,499,886	$70	$76,765	$74,602	$151,437
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	708,223	—	2,708	—	2,708
Equity-based compensation	—	—	980	—	980
Cumulative translation adjustment	—	—	—	343	343
Net income	—	—	—	19,438	19,438
Ending balance	70,208,109	$70	$80,453	$94,383	$174,906

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,460,803	2	9,446	—	9,448
Equity-based compensation	—	—	3,664	—	3,664
Cumulative translation adjustment	—	—	—	(499)	(499)
Net income	—	—	—	70,458	70,458
Ending balance	72,857,509	$73	$99,150	$183,912	$283,135

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,129,126	1	4,064	—	4,065
Equity-based compensation	—	—	2,412	—	2,412
Cumulative translation adjustment	—	—	—	(124)	(124)
Other	—	—	(41)	—	(41)
Net income	—	—	—	37,830	37,830
Ending balance	70,208,109	$70	$80,453	$94,383	$174,906

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$8,787	$7,881	$5,379	$14,059	$35,585	$34,873	$9,196	$28,634
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	7,881	—	14,059	—	34,873	—	28,634	—
Reallocation of undistributed earnings to Class B shares	—	243	—	179	—	1,013	—	455
Net income attributable to common stockholders — diluted	$16,668	$8,124	$19,438	$14,238	$70,458	$35,886	$37,830	$29,089
Denominator
Weighted average shares used to compute earnings per share — basic	38,383	34,427	19,336	50,536	36,530	35,800	16,903	52,634
Conversion of Class B to Class A common shares outstanding	34,427	—	50,536	—	35,800	—	52,634	—
Effect of dilutive stock options and RSUs	2,071	2,071	2,409	2,409	2,119	2,119	3,618	3,618
Weighted average number of shares used to compute earnings per share — diluted	74,881	36,498	72,281	52,945	74,449	37,919	73,155	56,252
Earnings per share:
Basic	$0.23	$0.23	$0.28	$0.28	$0.97	$0.97	$0.54	$0.54
Diluted	$0.22	$0.22	$0.27	$0.27	$0.95	$0.95	$0.52	$0.52

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options to purchase Class B shares and RSUs	73	665	342	4,024

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering clothing, shoes, accessories, and beauty products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and nine months ended September 30, 2021 and 2020, no customer represented over 10% of net sales.

The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2021	2020	2021	2020
REVOLVE	$204,207	$130,572	$545,155	$381,965
FWRD	39,857	20,464	106,430	57,930
Total	$244,064	$151,036	$651,585	$439,895

Gross profit
REVOLVE	$115,098	$74,687	$306,842	$203,300
FWRD	19,378	8,780	51,517	23,188
Total	$134,476	$83,467	$358,359	$226,488

The following table lists net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$198,506	$120,459	$527,171	$357,059
Rest of the world (1)	45,558	30,577	124,414	82,836
Total	$244,064	$151,036	$651,585	$439,895

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales
Fashion Apparel	$120,430	$82,148	$344,554	$239,797
Dresses	70,209	35,407	159,881	104,972
Handbags, Shoes and Accessories	44,978	25,143	120,066	70,433
Beauty	6,977	6,402	22,609	17,628
Other (1)	1,470	1,936	4,475	7,065
Total net sales	$244,064	$151,036	$651,585	$439,895

As a percentage of net sales
Fashion Apparel	49%	54%	53%	54%
Dresses	29%	24%	25%	24%
Handbags, Shoes and Accessories	18%	17%	18%	16%
Beauty	3%	4%	3%	4%
Other (1)	1%	1%	1%	2%
Total net sales	100%	100%	100%	100%

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents were $167.9 million and $117.9 million as of September 30, 2021 and December 31, 2020, respectively.

Note 11. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Expected merchandise returns, net	$19,191	$9,585
Advanced payments on inventory to be delivered from vendors	12,218	5,224
Prepaid insurance	2,618	1,425
Prepaid rent	419	476
Prepaid packaging	368	375
Other	4,501	3,245
Total prepaid expenses and other current assets	$39,315	$20,330

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Marketing	$14,677	$6,463
Salaries and related benefits	7,617	9,158
Selling and distribution	5,473	3,379
Sales taxes	5,862	2,750
Other	4,109	2,983
Total accrued expenses	$37,738	$24,733

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Store credit	$10,427	$10,068
Gift cards	2,241	2,158
Other	9,020	3,595
Total other current liabilities	$21,688	$15,821

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

We sell merchandise through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE we offer a highly-curated assortment of premium apparel and footwear, accessories and beauty products from emerging, established and owned brands. Through FWRD we offer an assortment of curated and elevated iconic and emerging luxury brands. We believe that FWRD provides our customer with a unique destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial consumers. We believe these events yield high earned media values, although we are experiencing significant competition from others that have adopted similar practices which make it increasingly difficult to differentiate ourselves. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, personalized email marketing and mobile “push” communications through our app.

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

Our net sales further improved and returned to growth in 2021 due to increased demand as a result of the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations in the United States and some of our other key markets. With the improving trends, we continue to invest in inventory to support the consumer demand, increase our investment in headcount and have commenced in-person marketing activations. While demand for our products has improved, the extent of the increased demand in the future remains uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, especially within unvaccinated populations, has resulted in varying levels of restrictions within the United States as well as certain key markets around the world.

Our facilities and the majority of our employees are based in Los Angeles County where the government has imposed restrictions designed to slow the spread of COVID-19. While restrictions have eased, the vast majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing and enhanced cleaning and sanitation. To further prevent the spread of COVID-19, we offer guidance and incentives to our employees to promote vaccine uptake.

Government restrictions on travel and social distancing caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival, as well as other social activities that drove demand for many of our products. As restrictions eased during the first half of 2021, we resumed limited in-person marketing events and in the third quarter, we increased the scale of our in-person marketing events with multiple activities during New York Fashion Week. Varying levels of restriction remain within the United States and in certain of our key markets around the world and it is unclear how these restrictions will evolve or if the COVID-19 pandemic will spur long-term changes in consumer behavior.

While trends improved during the first nine months of 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except average order value and percentages)
Gross margin	55.1%	55.3%	55.0%	51.5%
Adjusted EBITDA	$21,666	$24,025	$80,409	$50,511
Free cash flow	$1,340	$13,877	$66,643	$74,383
Active customers	1,678	1,504	1,678	1,504
Total orders placed	1,830	1,141	4,881	3,476
Average order value	$276	$232	$263	$232

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

Gross margin is impacted by the mix of brands and categories of styles that we sell on our sites. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FWRD segment, which consists primarily of established third-party brands. One of our long-term strategies has been to increase the percentage of net sales from owned brands given the attractive margin profile associated with them. However, in the near term, we expect that the contribution of owned brands will remain lower as compared to certain historical periods, which will adversely impact our overall gross margin when compared to certain historical periods. Merchandise mix will vary from period to period and if we do not effectively manage our owned brands and accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

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

The COVID-19 pandemic has impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this product mix shift began to reverse late in the first quarter of 2021 with growth in the dresses category rebounding. The percentage of full price sales has increased in the first, second and third quarters of 2021 as compared to the respective periods of 2020, which attributable to efficient inventory management and strong consumer demand resulting in a lower mix of markdown inventory and sales as well as lower markdowns within our markdown inventory. In addition, the contribution to net sales from our owned brands has decreased as described below in the section captioned “—Factors Affecting Our Performance—Merchandise Mix.” As a result of our cost reduction efforts in 2020, we expect that the contribution of owned brands will continue to be adversely affected through the remainder of 2021. We began reinvesting in our owned brand platform in late 2020 and throughout 2021, which has resulted in a sequential improvement in owned brand sales in the second and third quarters of 2021. We will continue to invest in the owned brand platform and expect a sequential increase in the mix of owned brand sales in the remainder of 2021 and into 2022.

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

A reconciliation of non-GAAP adjusted EBITDA to net income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$16,668	$19,438	$70,458	$37,830
Excluding:
Other (income) expense, net	(158)	253	339	300
Provision for income taxes	2,701	2,104	2,558	6,323
Depreciation and amortization	1,119	1,250	3,390	3,646
Equity-based compensation	1,336	980	3,664	2,412
Adjusted EBITDA	$21,666	$24,025	$80,409	$50,511

Adjusted EBITDA for the three and nine months ended September 30, 2021 was positively impacted by a substantial increase in gross profit, partially offset by an increase in operating expenses.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$1,855	$14,340	$68,411	$76,227
Purchases of property and equipment	(515)	(463)	(1,768)	(1,844)
Free cash flow	$1,340	$13,877	$66,643	$74,383
Net cash used in investing activities	$(515)	(463)	$(1,768)	$(1,844)
Net cash provided by (used in) financing activities	$1,231	$(6,292)	$9,448	$19,024

Free cash flow for the three months ended September 30, 2021 was negatively impacted by changes in working capital complemented by a decrease in net income adjusted for non-cash items compared to the same period in 2020.

Free cash flow for the nine months ended September 30, 2021 was negatively impacted by changes in working capital, partially offset by the increase in net income adjusted for non-cash items compared to the same period in 2020.

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

Active customers increased during the period ended September 30, 2021 as compared to the period ended September 30, 2020 due to increased demand, in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations.

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

Total orders placed increased in the three and nine months ended September 30, 2021 relative to the same periods in 2020 due to increased demand, in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerating rollout of vaccinations.

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

Average order value increased in the three and nine months ended September 30, 2021 relative to the same periods in 2020, primarily due to a higher percentage of full price sales and lower markdowns on our markdown product, a shift in mix back to higher price point merchandise including a higher mix in sales within the FWRD segment, partially offset by a decline in average units per order.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020 due to business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. With further easing of stay-at-home orders, the accelerating rollout of vaccinations and additional U.S. government stimulus payments, our operating results continued to improve and demand for our products was strong in the first nine months of 2021. However, the continued impact of the COVID-19 pandemic remains highly uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, especially within unvaccinated populations, has resulted in varying levels of restrictions within the United States as well as certain key markets around the world. Our business operations and results of operations may continue to be adversely affected and recent favorable trends may not continue, including as a result of:

•
continued COVID-19 requirements for social distancing and varying levels of restrictions within the United States as well as certain key regions around the world;
•
increases in COVID-19 cases in unvaccinated populations and as a result of COVID-19 variants;
•
changing consumer spending habits, including a decrease in discretionary consumer spending for the apparel merchandise that we sell, as well as negative trends in consumer spending more generally due to the pandemic’s impact on consumers’ disposable income, credit availability, debt levels and consumer confidence;
•
an increase in the cost of materials and disruption to the supply chain caused by distribution and other logistical issues including labor shortages as well as potential bankruptcies impacting our suppliers or manufacturing partners;
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

Customer Acquisition and Retention and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers started to increase in the second and third quarters of 2021 as compared to the respective periods of 2020. Failure to attract new visitors to our sites and convert them to customers impacts future net sales growth.

Prior to the onset of COVID-19, social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. Despite the changing external environment and competitive landscape, we believe we were able to maintain the effectiveness and efficiency of these channels, although competition from others that have adopted similar practices make it increasingly difficult to differentiate ourselves. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic during 2020, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. Upon the onset of COVID-19 in early 2020, we shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer. As restrictions eased during the first half of 2021, we resumed limited in-person marketing events and in the third quarter, we increased the scale of our in-person marketing events with multiple activities during New York Fashion Week. We plan to do more events in the near future as circumstances allow.

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, especially as broad-based consumer demand began to increase in early 2021, which has increased our cost to acquire and retain customers and may adversely affect our operating results. Furthermore, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers, which may adversely affect our operating results. To maximize our opportunity to capture consumer demand as economies reopen, during the third quarter of 2021 we increased our marketing investment and we intend to continue to make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

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

Inventory Management

We leverage our platform to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We incur inventory write-offs, which impact our gross margins. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand until recently had been adversely impacted as a result of COVID-19. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. As our sales demand improved, we increased our inventory purchases to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient inventory or the appropriate assortment to meet customer demand. Conversely, if demand does not increase to a similar level to that of our inventory commitments, we may carry excess inventory leading to higher markdowns, adversely impacting gross margins.

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

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FWRD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 83.7% and 86.5% of our net sales for the three months ended September 30, 2021 and 2020, respectively, and 83.7% and 86.8% for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, REVOLVE generated $204.2 million and $130.6 million in net sales, respectively, representing an increase of 56.4%. During the nine months ended September 30, 2021 and 2020, REVOLVE generated $545.2 million and $382.0 million in net sales, respectively, representing an increase of 42.7%. The net sales increase in the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value. Despite the recent recovery, the COVID-19 pandemic may adversely impact net sales and our gross margin in the near term and the long-term impact remains unpredictable.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 16.3% and 13.5% of our net sales for the three months ended September 30, 2021 and 2020, respectively, and 16.3% and 13.2% for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, FWRD generated $39.9 million and $20.5 million in net sales, respectively, representing an increase of 94.8%. During the nine months ended September 30, 2021 and 2020, FWRD generated $106.4 million and $57.9 million in net sales, respectively, representing an increase of 83.7%. The net sales increase in the three and nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value. Despite the strong operating results during the nine months ended September 30, 2021, the COVID-19 pandemic may adversely impact our net sales and gross margin in the near term and the long-term impact remains unpredictable.

Net sales to customers outside of the United States contributed to 18.7% and 20.2% of our net sales for the three months ended September 30, 2021 and 2020, respectively and 19.1% and 18.8% for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, net sales to customers outside of the United States were $45.6 million and $30.6 million, respectively, representing an increase of 49.0%. During the nine months ended September 30, 2021 and 2020, net sales to customers outside of the United States were $124.4 million and $82.8 million, respectively, representing an increase of 50.2%. Despite the strong operating results during the nine months ended September 30, 2021, the COVID-19 pandemic may adversely impact our net sales to customers outside of the United States in the near term and the long-term impact remains unpredictable. In addition, net sales to customers outside of the United States are also impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in certain currencies have also had, and may continue to have, an adverse impact on our financial results.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically contributed to peak sales during the second quarter of each fiscal year. We have also historically experienced seasonally lower activity during the first quarter of each fiscal year. We expect the seasonality trends that we have experienced historically will continue to change for the remainder of 2021 due to the COVID-19 pandemic and the varying levels of restrictions around the world. With the exception of the COVID-19 pandemic and other unpredictable events, we expect our historical seasonality to revert to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories and beauty. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value, all of which had been negatively impacted by the COVID-19 pandemic before they started to recover in the first quarter of 2021 and continued to recover during the second and third quarters of 2021.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, freight-in, defective merchandise returned from customers, receiving costs, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which have been and may continue to be impacted by the COVID-19 pandemic. In particular, we have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials as well as an increase in the cost of freight on inbound shipments due to various supply chain challenges across the industry and world.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short-term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and other input cost pressures, to be at least partially offset by operating efficiencies from automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to increase as a percentage of net sales in the short term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise. In addition, with the increase in online sales as a result of COVID-19, capacity with our third-party carriers has been and may continue to be impacted, resulting in an increase in our average shipping costs.

Furthermore, while we have been able to maintain our high customer service levels, continuing capacity restraints with our third-party carriers may have an adverse impact on our service levels in the future.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FWRD brands and expanding our owned brand presence. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. We have recently experienced an increase in the cost to acquire and retain customers. Moreover, to maximize our opportunities to capture consumer demand as economies reopen, in 2021, we have increased our level of investment in marketing, particularly in the third quarter, and we expect marketing expressed as a percentage of net sales to exceed historical levels in 2021. We may also make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, owned brands, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long term, increases in general and administrative expenses in absolute dollars are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, and starting in the second quarter of 2020, we temporarily reduced costs in this area by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved, we brought back certain furloughed employees and returned our corporate employees to their pre-COVID salaries and wages. General and administrative expenses are expected to increase in the near term as we plan to continue to invest in our team to support future growth. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net sales	$244,064	$151,036	$651,585	$439,895
Cost of sales	109,588	67,569	293,226	213,407
Gross profit	134,476	83,467	358,359	226,488
Operating expenses:
Fulfillment expenses	5,776	4,158	15,452	12,450
Selling and distribution expenses	38,354	20,870	95,470	61,703
Marketing expenses	46,955	18,903	108,054	55,491
General and administrative expenses	24,180	17,741	66,028	52,391
Total operating expenses	115,265	61,672	285,004	182,035
Income from operations	19,211	21,795	73,355	44,453
Other (income) expense, net	(158)	253	339	300
Income before income taxes	19,369	21,542	73,016	44,153
Provision for income taxes	2,701	2,104	2,558	6,323
Net income	$16,668	$19,438	$70,458	$37,830

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.9%	44.7%	45.0%	48.5%
Gross profit	55.1%	55.3%	55.0%	51.5%
Operating expenses:
Fulfillment expenses	2.4%	2.8%	2.4%	2.9%
Selling and distribution expenses	15.7%	13.8%	14.6%	14.0%
Marketing expenses	19.2%	12.5%	16.6%	12.6%
General and administrative expenses	9.9%	11.7%	10.1%	11.9%
Total operating expenses	47.2%	40.8%	43.7%	41.4%
Income from operations	7.9%	14.5%	11.3%	10.1%
Other (income) expense, net	(0.1%)	0.2%	0.1%	0.1%
Income before income taxes	8.0%	14.3%	11.2%	10.0%
Provision for income taxes	1.2%	1.4%	0.4%	1.4%
Net income	6.8%	12.9%	10.8%	8.6%

Comparison of the Three Months Ended September 30, 2021 and 2020

Net Sales

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Net sales	$244,064	$151,036	$93,028	61.6%

The increase in net sales for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers of 60.4% and increase in average order value of 19.0% as compared to the same period in 2020, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 56.4% to $204.2 million in the three months ended September 30, 2021 compared to net sales of $130.6 million in the same period in 2020. Net sales generated from our FWRD segment increased 94.8% to $39.9 million in the three months ended September 30, 2021 as compared to net sales of $20.5 million in the same period in 2020.

Cost of Sales

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of sales	$109,588	$67,569	$42,019	62.2%
Percentage of net sales	44.9%	44.7%

The increase in cost of sales for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the volume of merchandise sold. The increase in cost of sales as a percentage of net sales was due to an increase in inventory write-offs, receiving costs and import expenses combined with a higher mix of third party brand sales, partially offset by a higher percentage of full price sales and shallower markdowns.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Fulfillment expenses	$5,776	$4,158	$1,618	38.9%
Percentage of net sales	2.4%	2.8%

Fulfillment expenses for the three months ended September 30, 2021 were higher as compared to the same period in 2020 due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through our continued automation efforts in our fulfillment center, an increase in average order value and general efficiencies gained with greater volume and scale.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling and distribution expenses	$38,354	$20,870	$17,484	83.8%
Percentage of net sales	15.7%	13.8%

The increase in selling and distribution expenses for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders shipped. Shipping and handling fees increased $10.3 million, merchant processing fees increased $4.1 million, other selling expenses increased $1.4 million and customer service costs increased $0.8 million for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year, combined with increased average shipping and handling fees per package through increases in carrier rates.

Marketing Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing expenses	$46,955	$18,903	$28,052	148.4%
Percentage of net sales	19.2%	12.5%

The increase in marketing expenses for the three months ended September 30, 2021, as compared to the same period in 2020, was due to an increase in marketing investments to acquire new customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expenses of $13.6 million as well as an increase of $14.5 million in brand marketing events. Contributing to the higher investment in 2021 is the increasing cost to acquire and retain customers, partially attributable to accelerated growth in eCommerce sales industrywide driven by the COVID-19 pandemic, as well as investments made in brand marketing initiatives including The REVOLVE Gallery that took place in the third quarter during New York Fashion Week. The reduced marketing investment in 2020 was driven primarily by the cancelation of several brand marketing events, combined with cost-control efforts and efficiencies in marketing investments primarily due to COVID-19.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$24,180	$17,741	$6,439	36.3%
Percentage of net sales	9.9%	11.7%

The increase in general and administrative expenses for the three months ended September 30, 2021, as compared to the same period in 2020, was due to a $3.3 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount, a $2.0 million increase in other operating expenses to support business growth, and a $1.1 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by growth in net sales significantly outpacing growth in general and administrative expenses.

Income Taxes

	Three Months Ended September 30,
	2021	2020
	(dollars in thousands)
Income before income taxes	$19,369	$21,542
Provision for income taxes	2,701	2,104
Effective tax rate	13.9%	9.8%

The increase in the effective tax rate for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Net Sales

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Net sales	$651,585	$439,895	$211,690	48.1%

The increase in net sales for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders placed by customers of 40.4% and increase in average order value of 13.4% as compared to the same period in 2020, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 42.7% to $545.2 million in the nine months ended September 30, 2021 compared to net sales of $382.0 million in the same period in 2020. Net sales generated from our FWRD segment increased 83.7% to $106.4 million in the nine months ended September 30, 2021 as compared to net sales of $57.9 million in the same period in 2020.

Cost of Sales

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of sales	$293,226	$213,407	$79,819	37.4%
Percentage of net sales	45.0%	48.5%

The increase in cost of sales for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of full price sales and shallower markdowns, partially offset by higher inventory write-offs, a higher mix of third party brand sales combined with higher receiving costs and import expenses.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Fulfillment expenses	$15,452	$12,450	$3,002	24.1%
Percentage of net sales	2.4%	2.9%

Fulfillment expenses for the nine months ended September 30, 2021 were higher as compared to the same period in 2020 due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to efficiencies gained through our continued automation efforts in our fulfillment center, an increase in average order value, and general efficiencies gained with greater volume and scale.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling and distribution expenses	$95,470	$61,703	$33,767	54.7%
Percentage of net sales	14.6%	14.0%

The increase in selling and distribution expenses for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $20.1 million, merchant processing fees increased $8.3 million, other selling expenses increased $3.6 million and customer service costs increased $1.7 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and higher merchant processing fees.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing expenses	$108,054	$55,491	$52,563	94.7%
Percentage of net sales	16.6%	12.6%

The increase in marketing expenses for the nine months ended September 30, 2021, as compared to the same period in 2020, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expenses of $32.2 million as well as an increase of $20.4 million in brand marketing events. The higher investment in 2021 is reflective of the increasing cost to acquire new customers and retain existing customers as well as investments made in brand marketing initiatives including The REVOLVE Gallery that took place in the third quarter during New York Fashion Week. The reduced marketing investment in 2020 was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival combined with cost-control efforts and efficiencies in marketing investments due to COVID-19.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$66,028	$52,391	$13,637	26.0%
Percentage of net sales	10.1%	11.9%

The increase in general and administrative expenses for the nine months ended September 30, 2021, as compared to the same period in 2020, was due to a $8.0 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount, a $3.1 million increase in other operating expenses to support business growth, and a $2.5 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by growth in net sales significantly outpacing growth in general and administrative expenses.

Income Taxes

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Income before income taxes	$73,016	$44,153
Provision for income taxes	2,558	6,323
Effective tax rate	3.5%	14.3%

The decrease in the effective tax rate for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$221,605	$146,013
Accounts receivable, net	6,715	4,621
Working capital(1)	253,670	171,237

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of September 30, 2021, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect, particularly if there are extended adverse supply chain issues or if there is a COVID-19 resurgence through new variants or otherwise.

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

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of September 30, 2021 and December 31, 2020.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants as of September 30, 2021 and December 31, 2020.

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$68,411	$76,227
Net cash used in investing activities	(1,768)	(1,844)
Net cash provided by financing activities	9,448	19,024

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2021, we generated $68.4 million of operating cash flow as compared to $76.2 million for the same period in 2020. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital, partially offset by an increase in net income adjusted for non-cash items.

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

Net cash used in investing activities was $1.8 million for both the nine months ended September 30, 2021 and 2020.

Net Cash Provided by Financing Activities

Until our IPO, our financing activities historically have primarily consisted of borrowings and repayments related to the existing line of credit.

Net cash provided by financing activities was $9.4 million for the nine months ended September 30, 2021, which was attributable to the cash proceeds from the exercise of stock options.

Net cash provided by financing activities was $19.0 million for the nine months ended September 30, 2020, which was attributable to net proceeds from borrowings on our line of credit and the cash proceeds from the exercise of stock options.

Contractual Obligations

As of September 30, 2021, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020 we did not have any material off balance sheet arrangements, except for operating leases.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While our business performance has improved with an increase in demand for our products in recent periods, this trend may not continue, consumer demand may decline again and we may not be able to sustain the current patterns and levels.

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

We are also required to manage numerous relationships with various suppliers, vendors and other third parties. Changes in our operations, vendor base, fulfillment center, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the return to growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

The COVID-19 pandemic has materially adversely affected, and may continue to adversely affect, our business, financial position, results of operations and growth prospects.

The COVID-19 pandemic has had, and may continue to have, severe negative repercussions across local, state and national economies, financial markets and our industry. Our employees, suppliers and customers are located in areas affected by the COVID-19 pandemic, which has subjected us to many risks, including the impact from:

•
business restrictions and social distancing mandates, which have caused us to adjust how we operate our business;
•
the cancellation of large, in-person brand marketing events, including the #REVOLVEfestival, which have historically driven customer acquisition and demand for our merchandise, and the relatively increased expense and lower return from hosting smaller in-person events;
•
changes in consumer behavior, confidence and discretionary spending;
•
increased reliance on remote work arrangements;
•
supply chain disruptions;
•
increase in the cost of goods due to an increase in the cost of materials as well as an increase in the cost of freight on inbound shipments due to various supply chain challenges across the industry and world;
•
positive COVID-19 cases at our facilities; and
•
a global slowdown and profound economic uncertainty.

In addition, as a result of the COVID-19 pandemic, we have required all employees who are able to do so to work remotely indefinitely. It is possible that widespread and extended remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

Over the course of 2020, we offered over 850 emerging and established brands through REVOLVE, including 24 brands developed and owned by us, which we refer to as owned brands, and over 350 brands through FWRD, Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. Furthermore, the impact of the COVID-19 pandemic on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. As a result of COVID-19-related travel restrictions and social distancing measures, our ability to engage with consumers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other large scale in-person activities that we have used to acquire customers and drive sales has been significantly reduced. With recent easing of restrictions, we have been able to host in-person events with reduced attendance capacity such as The REVOLVE Gallery and the Dundas Fashion Show. However, these reduced capacity events may be less impactful and our ability to continue to conduct these in-person events is uncertain. If our shifts in marketing to address these restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

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

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with both celebrity endorsers and design, celebrity and brand collaborators to develop, evaluate and promote our products, as well as strengthen our brand. In a competitive environment, the costs associated with establishment and retention of these relationships may increase and there can be no assurance that our investments and efforts will ultimately result in new customers or increased sales to existing customers. If we are unable to maintain current associations or establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to our financial results. In addition, any repeated or sustained negative shifts in the public or industry perception of any of our celebrity endorsers or collaborators could also seriously harm our brand image with customers and, as a result, could have a material adverse effect on our business, financial condition and operating results.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld, #REVOLVEawards and #REVOLVEgallery, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. In addition, several of such events have been, and may in the future be, postponed, significantly modified or cancelled in response to the COVID-19 pandemic. Furthermore, it is uncertain whether the behavior of our target demographics will change as a result of the pandemic in a manner that makes such events less effective. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. We expect this seasonality to continue in future years; however, given the impact of the COVID-19 pandemic, including the postponement and cancellation of several events such as #REVOLVEfestival in 2020 and 2021, our seasonality has not followed typical patterns. The duration of COVID-19 is also highly uncertain and if large scale in-person events such as #REVOLVEfestival are postponed or cancelled, our seasonality will likely be impacted in 2021 and potentially beyond.

It may be difficult to accurately forecast demand and determine appropriate levels of product. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including the COVID-19 pandemic. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 60 days from the original purchase date. Given the interruptions related to the COVID-19 pandemic, we instituted a policy that merchandise returns will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. Due to this extension of the return period and as pandemic-related restrictions are lifted, we may experience heightened levels of returns, which may negatively impact our operating results and financial position.

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

We have also outsourced portions of our distribution process, returns processing, customer support and local marketing, as well as certain technology-related functions, to various third-party service providers, including third parties in a number of foreign countries and territories. We are also dependent on third-party vendors for credit card processing, and we use third-party hosting and networking providers to host our sites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

Further, our third-party manufacturers, suppliers, distributors, fulfillment centers and other vendors may:

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

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely and cost-effective manner, our business, financial condition and operating results could be harmed.

The retail industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for products, consumer attitudes toward our industry and brand and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products. Failure to respond to changing customer preferences and fashion trends could negatively impact our brand image with our customers and result in diminished brand loyalty.

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

We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately, or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results.

The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021 to date, we have invested and will continue to invest in inventory. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in net sales generated from the brands on our sites, including as a result of the continued effects of the COVID-19 pandemic, seasonality trends and the timing and success, including the reduction in scale or cancellations of large, in-person events that we host, such as the #REVOLVEfestival in the Coachella Valley;
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

The COVID-19 pandemic has introduced even further uncertainty to our operating forecasts and estimates of future net sales and gross margins. The COVID-19 pandemic may continue to impact our operating results for some time and consumer behavior may continue to shift, even in a post-COVID world, introducing further uncertainty into our forecasting. A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. As a result of the COVID-19 pandemic’s negative impact on our net sales, we reduced our marketing investments and certain fixed costs. These short-term reductions may have a longer-term negative impact on customer acquisition and the lifetime value of our customer. Furthermore, we may be unable to adjust our investments in a timely manner to support increasing demand and higher net sales or compensate for any incremental unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

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

The majority of our merchandise is currently received at and distributed from a single fulfillment center in Los Angeles County, which is not operated by a third party. If we are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related shelter-in-place orders and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have also adversely impacted our ability to staff our fulfillment center. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality, and our reputation and operating results may be harmed.

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

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA share similarities with the CCPA, CPRA, and legislation proposed in other states. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as Trade Controls. As such, a license may be required to export or re-export our products to certain countries and end users, and for certain end uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm.

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss, unavailability or corruption of data, or unauthorized access to, or alteration, use, acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches and incidents can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. Our third-party service providers also face these risks. Additionally, with many of our employees now working remotely in connection with the COVID-19 pandemic, we face increased privacy, data protection, and data security risks. We are taking steps to monitor and enhance the security of our systems, information technology infrastructure, networks, and data, including with respect to remote access to systems and data. The unprecedented scale of remote work may, however, require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, information technology infrastructure, networks and data upon which we rely.

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

We and our third-party service providers regularly experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches or incidents that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach or incident, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

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

Our eCommerce operations are important to our business. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and eCommerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce eCommerce sales and damage our brand’s reputation. Additionally, the information technology networks and systems used in our business and operations, some of which are managed by third parties, may suffer cyberattacks and otherwise be subject to security breaches and incidents. Any such security breaches and incidents may result in, in addition to network and system disruptions, damage, and shutdowns, consequences such as loss or corruption of, or unauthorized access to or acquisition of, data stored or processed on those networks and systems. The risks described here are heightened due to the increase in remote working in connection with the COVID-19 pandemic. See also “—If sensitive information, including such information about our customers, is disclosed or accessed without authorization, or if we or our third-party providers are subject to real or perceived cyberattacks or other security breaches or incidents, our customers may curtail use of our platform, we may be exposed to liability and our reputation would suffer.”

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for REVOLVE and FWRD in 2013, and all of our North American sites and a majority of our international sites are mobile-optimized. In 2020, a majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

We rely on trademark, copyright, trade secrets, confidentiality agreements and other practices to protect our brands, designs, proprietary information, technologies and processes. Our principal trademark assets include the registered trademarks “REVOLVE,” “FWRD” and multiple other brand names and our logos. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “revolve.com” and “fwrd.com” Internet domain names and various other related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. We have copyrights and other proprietary rights associated with our owned brands’ apparel and other products.

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

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that use the name REVOLVE, FWRD or the names of our other brands in all of the countries and territories in which we currently or intend to conduct business.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2021, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 47% of the outstanding shares of common stock and collectively controlled approximately 90% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to existing holders of our Class A common stock. Also, to the extent outstanding options to purchase our shares of our Class A or Class B common stock are exercised or RSUs or other equity-based awards become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock.

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

Dated: November 4, 2021