Form 10-K
period 2021-12-31
Revolve Group, Inc.
filed 2022-02-28
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 40,299,979 shares of Class A common stock and 32,956,904 shares of Class B common stock outstanding as of February 21, 2022. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $2.6 billion as of June 30, 2021, based upon the last reported sales price on the New York Stock Exchange on that date of $68.90.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor PCAOB ID: 185	Auditor: KPMG LLP	Address: Los Angeles, California

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
•
We rely on third-party suppliers, manufacturers, distributors and other vendors and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
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

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

PART I

Item 1. BUSINESS

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast, yet curated, offering totaling over 70,000 apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 1,000 emerging, established and owned brands. Through nearly 20 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

Our co-chief executive officers founded REVOLVE in 2003 with the vision of leveraging digital channels and technology to transform the shopping experience, offering a scaled, one-stop destination for youthful, aspirational consumers. We believe that our model, which is more targeted than department stores or mass-market online retailers and provides a greater selection and access than specialty retailers, allows us to more effectively serve consumers.

To improve on the merchandise offerings of traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing and trend-forecasting algorithms. Our proprietary technology leverages data from a vast net of styles, attributes and customer interactions to create a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground up to make decisions in a data-first, customer-centric way. Our approach facilitates constant newness, with over 1,300 new styles launched per week on average in 2021. Illustrating the efficacy of our data-driven merchandising, in 2021, approximately 87% of our net sales were at full price, which we define as sales with a price of not less than 95% of the full retail price.

Our powerful brands and innovative marketing strategy connect with the increasingly important Millennial and Generation Z demographics. We are recognized as a pioneer and a leader in social media and influencer marketing. We have built a large community of influencers and brand partners, including thousands of micro-influencers, as well as some of the most influential social media celebrities in the world. Through our recognized leadership position, deep relationships and history of mutually beneficial partnerships, we believe we have become a partner of choice for influencers worldwide, leading to a competitive advantage. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive long term loyalty and engagement. We complement our emotional brand marketing with sophisticated, data-driven performance marketing, the combination of which drives successful customer acquisition and retention that are key drivers of our customer lifetime value.

Our data-driven merchandising and innovative marketing competencies enable a powerful owned brand strategy that drives consumer demand, differentiates our merchandise assortment, provides increased control of our supply chain, and has the opportunity to expand gross profit margins over the long term. We have built a portfolio of 30 owned brands, each crafted with unique attributes and supported by independent marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. In 2021, our owned brands represented five out of our top 10 brands in the REVOLVE segment and contributed 20.1% of the REVOLVE segment’s net sales.

Our Industry

Large and Growing Addressable Market. We participate in the large and growing apparel, footwear, accessories and beauty sectors. We believe the key drivers shaping growth within these markets include favorable demographic trends, constant product newness and the proliferation of emerging brands, as well as an increased focus on fashion and beauty as a reflection of self-expression.

Significant Growth in Digital Channels. Consumers are increasingly using digital channels to make purchases, a trend accelerated by the COVID-19 pandemic and, to a lesser extent, the closure of tens of thousands of physical retail stores in recent years. As a result, the growth of online sales has meaningfully outpaced that of traditional brick-and-mortar channels. Mobile sales in particular have rapidly increased as consumers leverage their ability to discover, browse and purchase anytime from anywhere through their mobile devices. In 2021, customer orders placed through mobile devices represented 64.6% of our total orders.

Media Consumption and Shopping Behaviors of Next-Generation Consumers. Consumers, especially Millennials (born between 1982 and 2000) and Generation Z (born after 2000), are spending more and more time on digital media and less time on more traditional forms of print media. These consumers, who came of age in a hyper-connected, digital world, spend a particularly significant amount of time on social media.

The nature of consumer engagement with brands and retailers is evolving in tandem with the transition to digital channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from influencers as their source of inspiration and discovery and to inform their purchasing decisions. Influencers have an outsized impact on the purchasing behaviors of next-generation consumers. Influencers maintain a social media presence on platforms such as Instagram, TikTok and YouTube, and have thousands or even millions of engaged followers. Influencers can have a more powerful impact than traditional advertising methods because they bring their followers into their daily lives and share their personal tastes and preferences in an authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to the U.S. Census Bureau, Millennials accounted for more than 25% of the U.S. population in 2019, exceeding the number of baby boomers and making it the largest percentage of the workforce in the United States. Further, according to the U.S. Bureau of Labor Statistics, people born after 1981, including Millennials and Generation Z, accounted for approximately $1.7 trillion or 22% of the nation’s total consumer expenditure in 2017. We expect this number to increase over time as Millennials enter their peak earning years and an increasing percentage of Generation Z joins the workforce.

Next-Generation Consumers are Underserved by Retail and eCommerce. Although the apparel, footwear, accessories and beauty sectors are large, we believe the next-generation consumer is underserved by traditional brick-and-mortar and online retailers. Department stores and national retailers try to serve a broad demographic with ubiquitous brands and are slow to react to changing trends. Specialty boutiques, while highly curated, often offer a narrow assortment and are limited in their reach. Many online retailers tend to deliver a purely transactional customer experience, with limited original fashion content and style advice to facilitate inspiration and discovery.

Our Competitive Strengths

Leading Millennial Destination for Online Fashion. We believe we are the leading U.S. online destination targeted towards Millennial and Generation Z consumers seeking premium fashion. In 2021, we generated $891.4 million in net sales, served over 1.8 million active customers, offered over 1,000 brands and delivered over 130,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States. Our average order value was $271 in 2021, which is reflective of our focus on premium merchandise and our differentiation from mass market, low price or value-based retailers. Our business is specifically targeted towards Millennial and Generation Z consumers, predominantly female, and we believe this more specific targeting results in a better experience for our customer, leading to strong customer loyalty and increases in market share over time. We further believe our scaled leadership position has strong network effects among our customers, brands, and influencers as we are able to provide increasing value to each of those constituents as our scale and leadership position increases.

Data-Driven Merchandising Model. Our disciplined, data-driven merchandising approach allows us to offer a broad, yet curated, assortment of on-trend apparel, footwear, accessories and beauty styles while managing fashion and inventory risk. We employ a “read and react” model that combines qualitative and quantitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has minimal overlap with other retailers. Furthermore, by introducing new products daily in limited quantities, we create a sense of urgency for our customers. As a result, sales of products at full retail price represented approximately 87%, 77% and 79% of total net sales in 2021, 2020 and 2019, respectively.

The REVOLVE and FWRD Brands. We have established a deep connection with a loyal community of youthful, aspirational consumers through our premium positioning, strong consumer affinity and reputation as a key fashion influencer for the next-generation consumer. Our customers frequently engage with us, coming to us for our inspiring content and styling and our distinct and constantly changing assortment of on-trend fashion. As our scale grows, our brand value is increasingly becoming a significant point of differentiation with customers, influencers and brands.

Innovative Marketing Approach. Our marketing approach is integrated across all parts of the customer funnel and allows us to efficiently increase brand awareness, promote customer acquisition, encourage retention, and maximize customer lifetime value. We have a history of being a leader in innovative digital and community-driven marketing and we believe we have positioned ourselves as a preferred partner for influencers and traditional marketing providers. We continuously provide our customers with aspirational and engaging content and amplify our message in a highly efficient manner through our network of over 4,500 influencers, elevated and aspirational social events and content that connects with her current lifestyle. In 2021, we drove 51% of traffic for REVOLVE from free and low-cost sources, as measured by the number of visitors who landed on the REVOLVE website or mobile application directly, via email marketing links, or though paid branded search terms and organic search results. We tightly integrate our marketing messaging into the shopping experience through compelling product curation, editorial content and daily product stories, creating a consistent experience for our customers across all touch points and allowing us to further control our merchandise sell-through. We complement our social media and community-driven brand marketing with sophisticated performance marketing efforts, including paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our apps.

Deep Connection with Our Loyal Customers. We understand the next-generation consumer, how she shops and where she seeks fashion and lifestyle inspiration. We engage with her through social media, events, press and other digital channels, generating multiple touch points in an authentic way. We integrate our marketing content with our product curation, visual merchandising and editorial content, using our “Hot List,” daily product stories, featured shops, edits and head-to-toe style suggestions to create an inspirational user experience and enhance our reputation as a fashion discovery destination. From day one, we have been focused on providing a best in class customer shopping experience. From our website experience to our fulfillment speed and accuracy including fast and free shipping, all the way through the return process. We encourage our customers to use the home as a dressing room with a no-hassle free shipping and returns policy, which we have offered since our launch in 2003, making us one of the pioneers of free returns. She values this level of service and rewards our efforts with her loyalty, as demonstrated by our robust customer economics. Our strong net revenue retention rates and high average order values drive attractive customer lifetime value that expands over time and enables us to invest in customer acquisition and long term brand building activities.

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with brand and performance marketing. Unlike traditional private label offerings, our owned brands command pricing similar to third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 4.0 million followers on Instagram as of December 31, 2021. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on the REVOLVE site. We bring new products to market quickly by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our social media–driven marketing and events generates consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. The COVID-19 pandemic in 2020 led us to temporarily shift more of our inventory purchases to third-party brands where we can make shallower initial inventory commitments across a broader range of styles. However, in 2021, we made substantial investments in our team and platform to support a return to growth of owned brands that began in the second half of 2021 and we expect will continue in 2022. Net sales of owned brands represented 20.1%, 26.7% and 36.1% of REVOLVE segment net sales for 2021, 2020 and 2019, respectively.

Proprietary, Scalable Technology and Data Analytics Platform. Our proprietary, scalable technology and data analytics platform efficiently and seamlessly manages our merchandising, marketing, fulfillment, product development, sourcing, and pricing decisions. We have a proven history of leveraging our technology platform to flexibly expand capacity in a capital-efficient manner. We leverage a strategic asset of hundreds of millions of data points, drawing from nearly 20 years of data across hundreds of thousands of styles, up to 60 attributes per style, and millions of customer interactions. This data is leveraged throughout our operations to provide an optimized product offering, tailor our marketing efforts and continually enhance the experience on our sites. Our team of engineers, data scientists and business analysts continuously innovate to improve our platform and business processes to best serve our customers.

Founder-led Management and Innovative Culture. The inspiration of our co-chief executive officers, Mike Karanikolas and Michael Mente, to transform the shopping experience by leveraging data and through innovative business strategies continues to influence everything we do. Our company culture and team mirror the attributes of our core customer; we are socially engaged, digital-first, high energy, results driven and collaborative. We hire people who are passionate about fashion, technology, serving the customer and entrepreneurialism, and who are not burdened by conventional notions of traditional retail. We encourage creativity and constant improvement with a singular focus on the customer experience. We give our employees the opportunity to make an immediate contribution to our business, while maintaining our commitment to maximizing value over the long term. The success of our managerial strategies and innovative culture is evident in our long track record and our ability to manage through significant challenges in the macroeconomic environment, including the great recession in 2008 and 2009 and the more recent COVID-19 pandemic.

Our Growth Strategies

Continue to Acquire New Customers. Our efficient customer acquisition combines with strong repeat purchase behavior to generate an attractive ratio of customer lifetime value to customer acquisition cost. We believe we are well-positioned in the market and there is significant room to expand our core customer base. As a result, we will continue to invest in attracting new customers to the REVOLVE community.

Continue to Increase Customer Loyalty and Wallet Share. We intend to deepen our existing customer relationships to improve our already strong revenue retention and increase our wallet share through enhancing our customer experience, engaging with her in ways that address more aspects of her life, and expanding our loyalty program and preferred customer program for high-value consumers.

Enhance and Broaden Our Offering. We intend to leverage our community and influencer network, owned brand capabilities and integrated, data-driven operating model to further expand our share of adjacent categories.

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

Continue to Innovate. We are innovating across our user interface, technology platform, supply chain and distribution capabilities to improve service levels, further enhance and personalize the customer experience, increase conversion rates, and enhance the profile of our owned brands platform.

Pursue Strategic Acquisitions and Investments. We may pursue strategic acquisitions and investments that we believe will be complementary to our business and operations, including opportunities that can help us promote our brands across new and existing categories, channels, demographics and geographies, expand our product offerings, improve our technology infrastructure, and enhance the customer experience.

Our Merchandising, Assortment and Content

We leverage one platform to sell merchandise primarily through two retail segments, REVOLVE and FWRD, which offer complementary assortments. REVOLVE offers constant newness and discovery through a broad assortment of premium apparel, footwear, accessories and beauty products. FWRD offers a curated assortment of iconic and emerging luxury brands with a strong and differentiated point of view. We believe the combination of REVOLVE’s premium, trend-driven ready-to-wear assortment and FWRD’s focus on luxury statement pieces provide a powerful head-to-toe assortment for the many aspects of her life.

We offer a broad, yet curated, assortment totaling over 70,000 apparel and footwear styles, as well as accessories and beauty products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing REVOLVE’s position as the destination for discovery. We continuously identify new brands and refine the brands we feature to foster a sense of newness and encourage discovery. We optimize our assortment through the development of a portfolio of 30 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand.

We bring new owned brand products to market by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, the United States, India, and other countries. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. We continue to expand our supplier network in existing and other geographies. We have developed deep relationships with a number of our suppliers and make efforts to ensure that all suppliers share our commitment to quality and ethics, including requiring them to certify adherence to our Code of Conduct. While we have maintained long-standing relationships with many of our largest suppliers, we do not have any long-term agreements requiring us to use any manufacturer and no manufacturer is required to produce our products in the long term.

We update our sites daily with new editorial content to generate a constant flow of fresh, high-quality, authentic and engaging content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

Our Marketing Approach

We leverage a variety of marketing and advertising programs to build our brand, drive traffic to our websites, acquire new customers and engage with our existing customers.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences featuring our premium merchandise to attract and retain customers. These efforts typically lead to higher earned media value relative to that of our competitors. We have a global network of thousands of influencers who regularly post REVOLVE content. We believe we are a preferred partner for influencers, as their association with REVOLVE enhances the influencers’ personal brands through our rich content. Our network is constantly evolving as we assess the breadth of individual influencers’ social media followings and resonance with our core demographic. In 2021, we enhanced our influencer network with the launch of the REVOLVE brand ambassador program, an extension of our relationship with the influencer that leverages our proprietary technology and offers a broader range of perks and incentives.

We complement our social media efforts through a variety of brand marketing campaigns and in-person events, including the #REVOLVEfestival, #REVOLVEsummer, #REVOLVEaroundtheworld, #REVOLVEawards and most recently, our presence at New York Fashion Week. Our events are attended by top influencers who promote the REVOLVE and FWRD brands and the products we offer. As a result of the restrictions associated with COVID-19, we temporarily paused most of our in-person social events during 2020 and pivoted into hosting virtual livestreaming events featuring influencers, celebrities and fashion designers. As restrictions eased during the first half of 2021, we resumed limited in-person marketing events and in the third quarter, we increased the scale of our in-person marketing events with multiple activities during New York Fashion Week. The expansion in our brand marketing strategy in recent years to include virtual live-streaming events enabled us to remain connected with our customer and we believe the combination of in-person and virtual events will be a strong combination in the future. Our online presence includes over 9.5 million Instagram followers across REVOLVE, FWRD and our owned brands as of December 31, 2021. We complement our powerful social media and influencer marketing with a robust digital performance marketing strategy. Our digital performance marketing efforts are focused on acquiring and retaining customers through a variety of channels, including paid search/product listing ads, paid social, retargeting, affiliate marketing, personalized email marketing and mobile “push” communications through our apps.

Our Technology Platform

Our technology integrates seamlessly across multiple functions throughout the organization, connecting in a way that allows constant iteration and optimization. Our proprietary algorithms and technology infrastructure create the foundation for everything we do and include:

•
Data Science. Our technology mines data from a database we have built over nearly 20 years, consisting of hundreds of thousands of styles and millions of customer interactions, creating a strategic asset of hundreds of millions of data points.
•
Merchandising. Our algorithms optimize pricing based on demand, automatically identify and re-order best sellers based on purchase trends and browsing feedback, and optimize the depth of available inventory to maximize margins and net sales at full price.
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
•
Fulfillment. The algorithms we use in our fulfillment center allows us to efficiently position inventory and combine orders to reduce shipping costs. These algorithms also determine the most efficient manner to fulfill each order, including optimizing the way in which inventory is picked and when orders are shipped. We continually invest in our fulfillment footprint, capacity and automation to provide our customers with best-in-class service.

Our proprietary technology infrastructure is highly scalable and has allowed us to grow with our customer demand, vendor base, brands and assortment. We supplement our technology team with a team of data scientists and analysts that support teams across the organization through reporting and analysis.

Our Customer Service, Fulfillment and Logistics

A key element of our business is our ability to provide an exceptional customer experience throughout her purchasing journey. Our ability to fulfill orders and process returns quickly and accurately is critically important to the customer experience. The vast majority of our customer service and fulfillment operations are managed directly by us, giving us significant control of the customer experience.

Customers can engage with us in 12 languages, use one of 20 payment methods and pay in over 50 currencies. While we do not extend credit to our customers, we do offer third-party payment alternatives that allow our customers to make installment payments. We also offer a loyalty program for our customers that leverages in-house technology. The loyalty program rewards and incentivizes cross shopping on our sites and affords participating customers benefits such as early access to new styles, early access to items on sale and invitations to exclusive events. The FWRD preferred customer program enables clients to receive products specifically curated for them by our stylists.

Our technology platform is supplemented by our customer service, fulfillment and logistics teams. Our customer service team, through interactions with our customers by phone, email, text or instant-message, primarily addresses questions relating to orders, deliveries and returns, and also answers questions regarding fit, color, size, and other style matters to ensure customer satisfaction. Our fulfillment and logistics team oversees order fulfillment, ensuring that orders are efficiently and accurately processed, packed, shipped and delivered to customers. We continually invest in automation and our warehouse network to optimize warehouse workflow in an effort to maintain and improve our customer experience and gain cost efficiencies. Our investments have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system creates a unique serial number for every individual item in our warehouse and enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas of California, we offer free next-day shipping. Our efficient operations allow us to ship over 95% of orders on the same day if placed before noon Pacific Time. We are also able to ship to and service customers in over 200 countries and territories and are able to serve customers representing over 80% of our international sales within two to three business days.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Human Capital

As of December 31, 2021, we had 1,078 employees, all of which are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives are focused on the safety, retention and development of our existing employees and the recruitment of new employees. We are focused on building a team and culture that is diverse, respectful, socially engaged, digital-first, high energy, results driven and collaborative. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits. The following table sets forth the number of employees by team as of December 31, 2021:

Team	As of December 31, 2021
Fulfillment and logistics	452
Owned brands	140
Customer service	122
Creative photography, studio and editorial	79
Merchandising and planning	84
Technology and data science	46
Marketing	46
Other	109
Total	1,078

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. Historically, our net sales have been fairly evenly distributed throughout the year, with seasonally lower activity in the first quarter of each fiscal year and seasonally stronger activity in the second quarter when we host key brand marketing events and leading up to the summer months. In 2020 and 2021, the COVID-19 pandemic and reopening of economies significantly impacted this historical seasonality.

Our seasonality trends will likely continue to be affected in the near term as we continue to navigate through the challenges presented by the COVID-19 pandemic. With the exception of this specific event or events like it, we expect our historical seasonality to continue in future years.

Competition

The online and offline retail markets generally, as well as the premium lifestyle and luxury product markets more specifically, are highly competitive and rapidly evolving. We face significant competition from e-Commerce websites, including apparel and accessories-oriented eCommerce websites as well as the eCommerce websites of traditional retailers and premium and luxury brands. We also face competition from in-person stores and boutiques, including traditional retailers as well as fashion boutiques.

We compete based on product selection, differentiation and curation, brand quality and strength of brand relationships, relevance, convenience, ease of use and consumer experience, including order fulfillment and shipping timeliness and return policies. We believe we compete favorably across these factors when taken as a whole.

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2021, we owned over 430 trademark registrations, over 150 trademark applications, and over 70 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FWRD word marks and those marks associated with our owned brands. Our trademarks, including domain names, are material to our business and brand identity.

Information About Segment and Geographic Revenue

For information about segment and geographic revenue, see Note 11, Segment Information, to our consolidated financial statements included elsewhere in this report.

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

Available Information

We file or furnish periodic reports and amendments thereto, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission, or SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.Revolve.com, and our periodic reports and amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at www.Investors.Revolve.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

Item 1A. RISK FACTORS

Investing in our Class A common stock involves certain risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

Prior to the onset of the COVID-19 pandemic in the United States in March 2020, we were growing rapidly; however, with the onset of COVID-19 pandemic and the related social distancing and stay-at-home orders around the world, demand for our products was materially negatively impacted.

While our business performance has improved with an increase in demand for our products in recent periods, this trend may not continue, consumer demand may decline again and we may not be able to sustain the current patterns and levels.

To effectively manage future growth, we must continue to implement our operational plans and strategies, improve our business processes, improve and expand our infrastructure of people and information systems, and expand, train and manage our employee base. To support future growth, we must integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. Our ability to sustain our growth may be complicated by the actions we have taken and their effect on service providers who may seek opportunities with other companies. To attract top talent, we offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also elect to increase compensation levels to remain competitive in attracting and retaining talented employees. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our operational efficiency, our ability to fulfill orders and provide customer service, our ability to meet forecasts and our employee morale, productivity and retention could suffer, which may have an adverse effect on our business, financial condition and operating results.

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

In addition, as a result of the COVID-19 pandemic, the vast majority of our corporate employees continue to work remotely. It is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

Over the course of 2021, we offered over 850 emerging and established brands through REVOLVE, including 30 brands developed and owned by us, which we refer to as owned brands, and almost 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. Furthermore, the impact of the COVID-19 pandemic on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as UPS, FedEx and DHL. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. If these third parties increase their rates or add incremental surcharges, our costs may increase which could have a material adverse impact on our financial results. In addition, the COVID-19 pandemic and other events have negatively impacted the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted. In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. As a result of COVID-19-related travel restrictions and social distancing measures, our ability to engage with consumers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other large scale in-person activities that we have used to acquire customers and drive sales were significantly reduced in 2020 and certain periods during 2021. With recent easing of restrictions, we have been able to host in-person events with reduced attendance capacity such as The REVOLVE Gallery and the Dundas Fashion Show. However, these reduced capacity events may be less impactful and our ability to continue to conduct these in-person events is uncertain. If our shifts in marketing to address these restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest, YouTube and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior changes as a result of the

COVID-19 pandemic, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

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

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not prescribe what our influencers post and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.

We establish relationships with both celebrity endorsers and design, celebrity and brand collaborators to develop, evaluate and promote our products as well as strengthen our brand. In a competitive environment, the costs associated with establishment and retention of these relationships may increase and there can be no assurance that our investments and efforts will ultimately result in new customers or increased sales to existing customers. If we are unable to maintain current associations or establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to our financial results. In addition, any repeated or sustained negative shifts in the public or industry perception of any of our celebrity endorsers or collaborators could also seriously harm our brand image with customers and, as a result, could have a material adverse effect on our business, financial condition and operating results.

If we fail to acquire new customers, or fail to do so in a cost-effective manner, our financial results may be materially adversely impacted.

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites of our competitors. We have made significant investments related to customer acquisition and expect to continue to invest significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing and the cost of maintaining such relationships will likely continue to increase. We cannot assure you that the net sales contribution from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive leverage and efficiency with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. As social media and influencer-based marketing gains popularity, the market for these channels has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld, #REVOLVEawards and the REVOLVE Gallery, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. In addition, several of such events have been, and may in the future be, postponed, significantly modified or cancelled in response to the COVID-19 pandemic. Furthermore, it is uncertain whether the behavior of our target demographics will change as a result of the pandemic in a manner that makes such events less effective. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

We obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As eCommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also use paid and non-paid advertising. We acquire and retain customers through paid search and product listing ads, paid social media marketing, affiliate marketing, retargeting, personalized email marketing and mobile “push” communications through our mobile apps. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

If we fail to retain existing customers or fail to maintain average order value levels, we may not be able to maintain our revenue base and margins, which would have a material adverse effect on our business and operating results.

A significant portion of our net sales are generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent purchases of the merchandise we offer. If existing customers no longer find our offerings appealing, or if we are unable to timely update our offerings to meet current trends and customer demands, our existing customers may make fewer or smaller purchases in the future. The COVID-19 pandemic also initially adversely impacted our ability to retain existing customers. A decrease in the number of our customers who make repeat purchases or a decrease in their spending on the merchandise we offer could negatively impact our operating results. Further, we believe that our future success will depend in part on our ability to increase sales to our existing customers over time, and if we are unable to do so, our business may suffer. If we fail to generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results and financial condition could be materially adversely affected.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty styles to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by, among other things, the COVID-19 pandemic and events like it, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. As a result of the COVID-19 pandemic and the postponement and cancellation of several events such as #REVOLVEfestival in 2020 and 2021, our seasonality has not followed typical patterns in recent periods. The duration of COVID-19 is highly uncertain and if large scale in-person events such as #REVOLVEfestival are postponed or cancelled, our seasonality will likely be impacted in 2022 and potentially beyond.

It may be difficult to accurately forecast demand and determine appropriate levels of product to purchase. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain due to a number of factors, including the COVID-19 pandemic and shipping delays. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, COVID-19 has impacted the supply chain worldwide and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of the COVID-19 pandemic, we experienced a delay in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer as a result of the COVID-19 pandemic or otherwise, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

In addition, merchandise and materials we receive from vendors and suppliers may not be of sufficient quality or free from damage or such merchandise may be damaged during shipping, while stored in our fulfillment center or when returned by customers. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our merchandise does not meet their expectations, is not properly labeled or is damaged.

We rely on third-party suppliers, manufacturers, distributors and other vendors and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our products under our owned brands. The outbreak of COVID-19 led to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which resulted in delayed delivery of product to us. While we have maintained long-standing relationships with many of our largest suppliers, we engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including the current conflict in Ukraine, or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. The COVID-19 pandemic caused delayed shipments from our manufacturing partners and other third-party suppliers, initially in China, but over time impacting third parties worldwide. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

We have an established process for the identification, development, evaluation and validation of our new products. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected consequences. For example, sales of our new products may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products. Sales of new products may also be affected by inventory management. We may also experience a decrease in sales of certain existing products as a result of newly-launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and operating results.

We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results.

The spread of COVID-19 also negatively impacted consumer demand. In response, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021, we have invested and will continue to invest in inventory. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory in the appropriate categories or in total to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

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

There is no assurance that consumers will continue to purchase our products in the future. Customers may consider our offerings to be premium products and purchase fewer or lower-priced products if their discretionary income decreases. During periods of economic uncertainty, we may need to reduce prices in response to competitive pressures or otherwise in order to maintain sales, which may adversely affect margins and profitability.

We rely on consumer discretionary spending, which may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending, many of which were highlighted by the COVID-19 pandemic and political instability, include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment, and recent large-scale social unrest across much of the United States. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes reduce consumer confidence and have, and in the future could, negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Our business was adversely affected by the COVID-19 pandemic and while we have experienced recent recovery in the demand for our products, the duration and severity is still uncertain and our recent trends may not be sustainable.

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

Many of our current competitors have, and potential competitors may have, longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, larger databases, larger customer bases, and greater financial, marketing, institutional and other resources than we do. These factors may allow our competitors to derive greater revenue and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in apparel trends and consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter into or expand their presence in the personalized retail market, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their existing customer bases more effectively than we do. If we fail to execute on any of the above better than our competitors, our operating results may be adversely affected.

Competition, along with other factors such as consolidation within the retail industry and changes in consumer spending patterns, could also result in significant pricing pressure. These factors may cause us to reduce prices to our customers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels or otherwise offset price reductions with comparable reductions in our operating costs. If our prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability may decline, which could have a material adverse effect on our business, financial condition and operating results.

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
•
rising inflation and our ability to control our costs, including employee wages and benefits and other operating expenses;
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

Certain of our key operating metrics are subject to inherent challenges in measurement and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain key operating metrics using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators. Data from both such sources may include information relating to fraudulent accounts and interactions with our sites or the social media accounts of our influencers (including as a result of the use of bots or other automated or manual mechanisms to generate false impressions that are delivered through our sites or their accounts). We have only limited abilities to verify data from our sites or third parties and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period.

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

Although our net sales and profitability grew rapidly prior to the COVID-19 pandemic in the United States, and have grown in recent periods, this should not be considered as indicative of our future near term performance. The duration, spread and severity of the COVID-19 pandemic is still uncertain and its impact on our business and consumer behavior over the long term, is unknown and may impede or prevent sustained future growth. Even if we manage through the COVID-19 pandemic, we may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may not fully recover and could decline or grow more slowly than we expect.

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
•
target additional categories and price points beyond premium apparel for Millennial and Generation Z consumers, such as luxury, beauty, men’s apparel and lower price points;
•
expand internationally; and
•
pursue strategic acquisitions.

We cannot assure you we will be able to achieve any of the foregoing. Our customer base initially declined as a result of the COVID-19 pandemic and may continue to decline in the future due to increased competition, the maturation of our business or other factors. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

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

Our fulfillment operations are largely centralized in a single 281,000 square foot facility. We expect that our current capacity in this facility will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment center are fixed and any expansion of such fulfillment center will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales and such expected sales may not occur.

Our primary fulfillment center is located Los Angeles County, which has imposed varying restrictions on businesses over the course of the COVID-19 pandemic in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. Government authorities may impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center. We have experienced positive COVID-19 cases in our fulfillment center and may experience more positive COVID-19 cases. If more stringent restrictions are put into place or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

Our failure to adequately and effectively staff our fulfillment center, through third parties or with our own employees, could adversely affect our customer experience and operating results.

The vast majority of our merchandise is currently received at and distributed from a single fulfillment center in Los Angeles County, which is not operated by a third party. If we are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related shelter-in-place orders and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have also adversely impacted our ability to staff our fulfillment center. If government authorities impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment center, or if there is a COVID-19 outbreak in our fulfillment center, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and fulfillment center as well as the majority of our employees are located, is very competitive.

The COVID-19 pandemic resulted in unforeseen financial challenges and uncertainties for us. In response, we determined that cost-cutting measures were necessary and prudent to position us to continue to operate in a successful manner. The various cost-cutting measures included salary reductions, furloughs and, to a lesser extent, layoffs, which may implicate the federal Worker Adjustment and Retraining Notification Act, or the WARN Act, and the analogue California law. As business results improved in late 2020, many of the furloughs and salary and wage reductions were reversed and our corporate employees returned to their pre-COVID wages and salaries. We believe that these measures were necessary to improve the likelihood of preserving the jobs of our remaining employees. The WARN Act typically requires, among other things, that companies notify affected employees and certain government agencies and elected officials of any mass layoff at least 60 days before the layoff, with associated wage and hour penalties for failure to provide proper notice. However, under both federal law and, as a result of California Governor Gavin Newsom’s Executive Order N-31-20, California law, employers may, as we have done, avail themselves of exceptions from providing the full 60 days’ notice based on unforeseen business circumstances related to the COVID-19 pandemic. We provided notice to affected employees and required government agencies and elected officials as soon as practicable.

If we fail to attract and retain key personnel, or effectively manage succession, our business, financial condition and operating results could be adversely affected.

Our success, including our ability to anticipate and effectively respond to changing style trends, depends in part on our ability to attract and retain key personnel on our executive team, particularly our co-chief executive officers, and in our merchandising, data science, engineering, marketing, design and other organizations. Competition for key personnel is strong and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our co-chief executive officers have unique and valuable experiences leading our company from its inception through today. If either of them were to depart or otherwise reduce their focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

Increased scrutiny and changing expectations from investors, customers, employees and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with that company to improve ESG disclosure or performance and may also make voting decisions on this basis. A growing number of our customers also want to shop more sustainable fashion. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. The Social Impact section of our website and other ESG disclosure we make include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting and disclosure, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions, and our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Our operating results could be adversely affected by natural disasters, public health crises, political crises, social unrest or other catastrophic events.

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; including the current conflict in Ukraine; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We have in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a customer did not authorize a purchase, merchant fraud and customers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Although we have measures in place and utilize third parties to detect and reduce the occurrence of fraudulent activity in our marketplace, those measures and providers may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results.

If we fail to maintain effective internal controls over financial reporting or disclosure controls and procedures, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We are subject to the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Additionally, beginning with this Annual Report on Form 10-K, we are required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional practices and comply with expanded reporting requirements.

Our testing of key controls over financial reporting, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

We continue to invest in more robust technology and in more resources in order to manage applicable reporting requirements. Implementing the appropriate changes to our internal controls and remediating a material weakness may distract our officers and employees, result in substantial costs to implement new processes or modify our existing processes and require significant time to complete. Any difficulties or delays in implementing such new processes or modifications could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported consolidated financial information and our stock price could decline. In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.

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

Moreover, we may not benefit from our acquisitions as we expect or in the time frame we expect. We also may issue additional equity securities in connection with an acquisition, which could cause dilution to our stockholders. Finally, acquisitions could be viewed negatively by analysts, investors or our customers.

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

We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.

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

Risks Related to Regulation and Taxation

Any failure by us or our vendors to comply with product safety, labor or other laws, or to provide safe conditions for our or their workers may damage our reputation and brands and harm our business.

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

Developing the highest quality products while operating with integrity, is an important component of our brand image and operating philosophy, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. We do not control our suppliers and manufacturers or their business and they may not comply with our guidelines or the law. A lack of compliance could lead to reduced sales or recalls or damage to our brand or cause us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. In addition, we rely on our manufacturers’ and suppliers’ compliance reporting in order to comply with regulations applicable to our products. This is further complicated by the fact that expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements. Ethical business practices are also driven in part by legal developments and by diverse groups active in publicizing and organizing public responses to perceived ethical shortcomings. Accordingly, we cannot predict how such regulations or expectations might develop in the future and cannot be certain that our guidelines or current practices would satisfy all parties who are active in monitoring our products or other business practices worldwide.

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

Federal and state wage and hour rules establish minimum salary requirements for employees to be exempt from overtime payments. For example, among other requirements, California law requires employers to pay employees who are classified as exempt from overtime a minimum salary of at least twice the minimum wage for executive, administrative and professional employees employed by employers that have 26 or more employees. Minimum salary requirements impact the way we classify certain employees, increase our payment of overtime wages and provision of meal or rest breaks, and increases the overall salaries we are required to pay to currently exempt employees to maintain their exempt status. As such, these requirements may have a material adverse effect on our business, financial condition and results of operations.

Further, the laws and regulations that govern the status and classification of independent contractors and other similar non-employee services providers are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, in California, Assembly Bill 5 codified and extended an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. This bill, and other similar initiatives throughout the United States, could lead to additional challenges to the classification of influencers and models and a potential increase in claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the federal, state and municipal levels challenging the classification of any influencers or models as independent contractors. Such regulatory scrutiny or actions over such classification practices also may create different or conflicting obligations from one jurisdiction to another. Although we are currently not involved in any material legal actions and, to our knowledge, there have been no material claims of misclassification made against us, the likelihood of misclassification claims in states like California has increased in light of laws such as Assembly Bill 5, and the results of any such litigation or arbitration are inherently unpredictable and legal proceedings related to such claims, individually or in the aggregate, could have a material impact on our business, financial condition and results of operations. Regardless of the outcome, litigation and arbitration of misclassification and wage and hour claims can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources and other factors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices.

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The European Union, or EU, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. The General Data Protection Regulation, or GDPR, governs the EU’s data practices and privacy. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher.

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the United Kingdom, or UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. The Schrems II decision and other developments relating to cross-border data transfer may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. The CJEU’s Schrems II decision, the revised SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impact on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation.

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

Government regulation of the Internet and eCommerce is evolving and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and eCommerce. Existing and future regulations and laws could impede the growth of the Internet, eCommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy, data protection, data security, anti-spam, content protection, electronic contracts and communications, consumer protection, website accessibility, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries or territories may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries or territories, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net sales and expand our business as anticipated.

We are subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as Trade Controls. As such, a license may be required to export or re-export our products to certain countries and end users and for certain end uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm.

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

The U.S. Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state retailers even if those retailers lack any physical presence within the states imposing sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states, both before and after the Supreme Court’s ruling, have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state retailers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of these laws and it is possible that states may seek to tax out-of-state retailers, including for prior tax years. Although we believe that we currently collect sales taxes in all states that have adopted laws imposing sales tax collection obligations on out-of-state retailers since Wayfair was decided, a successful assertion by one or more states requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

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

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China and use Chinese-owned social media platforms may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”

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

Our reliance on overseas manufacturing and supply partners, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law.

We derive a significant portion of our merchandise for our owned brands from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti‑corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating in regions outside of the United States and do not have physical operations outside of the United States. If we choose to expand further internationally we would need to adapt to different local cultures, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, accessories and beauty. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment and our owned brands, of which a large portion are manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive and certain of our competitors may be better suited to withstand or react to these changes.

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss, unavailability or corruption of data, or unauthorized access to or alteration, use, acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches and incidents can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. Our third-party service providers also face these risks. Additionally, with many of our employees now working remotely in connection with the COVID-19 pandemic, we face increased privacy, data protection and data security risks. We are taking steps to monitor and enhance the security of our systems, information technology infrastructure, networks, and data, including with respect to remote access to systems and data. The unprecedented scale of remote work may, however, require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, information technology infrastructure, networks and data upon which we rely.

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

We and our third-party service providers regularly experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches or incidents that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach or incident, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

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

We currently use two redundant third-party data center hosting facilities in Los Angeles County, California. If the facilities where the computer and communications hardware are located fail, or if we suffer an interruption or degradation of services at our main facility, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquake and similar events. For example, in September 2018, a distributed denial of service, or DDoS, attack caused our sites to be down for several hours, and we could be the subject of similar attacks in the future. In the event of a failure of our main facility, the failover to our back-up facility could take substantial time, during which time our sites could be completely shut down. Our back-up facility is designed to support transaction volume at a level slightly above our average daily sales, but is not adequate to support spikes in demand. The back-up facility may not process effectively during times of higher traffic to our sites and may process transactions more slowly and may not support all of our sites’ functionality.

We use complex custom-built proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net sales depend on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand, scale and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand, scale and upgrade our technology, systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the eCommerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis and we may experience instability and performance issues as a result of these changes.

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

We rely on information technology networks and systems to market and sell our products, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process customer orders. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, other security breaches and incidents, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems or the systems of our third-party service providers could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customers’ orders and eCommerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected and we could experience delays in reporting our financial results.

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

We must successfully maintain, scale and upgrade our information technology systems and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to significantly expand, scale and improve our information technology systems and personnel to support recent and expected future growth. As such, we are in process of implementing, and will continue to invest in and implement, significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our eCommerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for REVOLVE and FWRD in 2013, and all of our North American sites and a majority of our international sites are mobile-optimized. In 2020 and 2021, a majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

We currently are the registrant of marks for our brands in numerous jurisdictions and are the registrant of the Internet domain name for the websites of revolve.com and fwrd.com and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions. Domain names generally are regulated by Internet regulatory bodies. As our business grows we may incur material costs in connection with the registration, maintenance and protection of our marks. If we do not have, or cannot obtain on reasonable terms, the ability to use our marks in a particular country, or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or to elect not to sell products in that country. Either result could materially adversely affect our business, financial condition and operating results.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
the impact of, including but not limited to the market volatility and economic disruption caused by, the COVID-19 pandemic;
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
•
imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•
other events or factors, including those resulting from war, including the current conflict in Ukraine, or incidents of terrorism, or responses to these events.

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

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide. In addition, the price of our Class A common stock could decline if our results fail to meet investor expectations driven by certain investors and analysts having access to third-party credit card data used to estimate our net sales.

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

All shares of common stock sold are freely tradable without restriction or further registration under the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. The holders of all of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon issuance.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of December 31, 2021, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

In addition, our dual class structure may adversely affect the market price of our Class A common stock as certain index providers have implemented restrictions with respect to the inclusion of companies with multiple-class share structures in certain of their indices. For example, S&P Dow Jones does not admit companies with multiple-class share structures to certain of its indices. Affected indices include the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. The dual class structure of our common stock makes us ineligible for inclusion in these indices and we cannot assure you that other stock indices will not take similar actions. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Further, given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices will likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

We cannot be certain that we will be successful in preparing adequate disclosures when we are no longer able to use certain modified disclosure requirements permitted for emerging growth companies.

We ceased to be an emerging growth company in 2021. As an emerging growth company, we were able to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. As a public company without emerging growth company status, we are required to increase our disclosures in periodic reports, proxy statements and other SEC filings compared to our historical filings. These increased disclosure requirements may place a burden on our financial and management resources. If our additional disclosures in future SEC filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our stock could decline and we could be subject to actions by stockholders or regulatory authorities.

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

All of the shares of Class A common stock issuable upon the conversion of shares of Class B common stock subject to outstanding options have been registered for public resale under the Securities Act. Accordingly, these shares are able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and subject to compliance with applicable securities laws.

In addition, the holders of all of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their shares of Class B common stock or to include such shares in registration statements that we may file.

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

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our Class A common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table sets forth information with respect to our facilities, all of which are used by both our REVOLVE and FWRD segments:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate headquarters and fulfillment center	281,100	2023
Cerritos, California	Office space	38,700	2023
Cerritos, California	Office and studio space	37,000	2032
Cerritos, California	Office space	23,700	2023
Los Angeles, California	Office space	42,200	2027

For the leases that are scheduled to expire in 2023, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.

Item 3. LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 7, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this report.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Stock

Our Class A common stock is listed on the New York Stock Exchange, or NYSE, and began trading under the symbol “RVLV” on June 7, 2019.

Holders of Record

As of February 21, 2022, we had two registered holders of record of our Class A common stock and two registered holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period of June 7, 2019 through December 31, 2021, beginning with an investment at the $34.00 closing market price on June 7, 2019, the end of the first day our Class A common stock traded on the NYSE following our initial public offering at $18.00 per share, and thereafter based on the closing price of our Class A common stock on the NYSE, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on June 7, 2019 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

(in dollars)	June 7, 2019	December 31, 2019	December 31, 2020	December 31, 2021
Revolve Group, Inc.	$100.00	$54.00	$91.68	$164.82
S&P 500	$100.00	$113.67	$134.58	$173.21
S&P Retail Select Industry	$100.00	$113.11	$160.19	$229.03

The graph and the table above shall not be deemed “filed” with the SEC for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing made by us with the SEC, regardless of any general incorporation language in such filing.

Item 6. [RESERVED]

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

For discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for year ended 2020, which was filed with the Securities and Exchange Commission on February 25, 2021.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering of apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and hundreds of emerging, established and owned brands. Through nearly 20 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

We sell merchandise through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE we offer an assortment of premium apparel and footwear, accessories and beauty products from emerging, established and owned brands. Through FWRD we offer an assortment of curated and elevated iconic and emerging luxury brands. REVOLVE has historically been focused on the discovery of trend-driven, ready-to-wear styles, while FWRD has been more heavily weighted toward the statement pieces in her wardrobe such as shoes and handbags. We believe that FWRD provides our customer with a unique destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

We believe our product mix reflects the desires of the next-generation consumer and we optimize this mix through the identification and incubation of emerging brands and continued development of our owned brand portfolio. The focus on emerging and owned brands minimizes our assortment overlap with other retailers, supporting marketing efficiency, conversion and sales at full price.

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and nearly 20 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our online sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

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

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers, which allows us to ship over 95% of orders on the same day if placed before noon Pacific Time. We continue to modify and expand our fulfillment network to support our growth and the demand for our products.

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the UK, the EU and Australia, and further expanded to New Zealand, Singapore and Canada in 2020 and Poland, Spain, Switzerland and the UAE in 2021. For 2021 and 2020, we generated $165.1 million and $113.1 million, respectively, in net sales shipped to customers internationally, or 18.5% and 19.5% of total net sales, respectively. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Impact of COVID-19

The COVID-19 pandemic had a material negative impact on our net sales coincident with the escalated spread of the COVID-19 pandemic and resulting lockdowns and social distancing requirements in the United States and elsewhere. Net sales began to decline significantly year-over-year beginning in mid-March 2020. Net sales remained lower year-over-year as we entered the second quarter of 2020, but improved in the latter half of the second quarter before stabilizing for most of the third and fourth quarters of 2020.

Our net sales further improved in 2021, returning to growth and accelerating throughout 2021 due to strong engagement from our customers as well as increased demand as a result of, among other factors, the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerated rollout of vaccinations in the United States and some of our other key markets. With the improving trends in the second half of 2020, we began investing in inventory to support the consumer demand, we increased our investment in headcount and we commenced limited in-person marketing activations. With the continued growth and improvement throughout 2021, we continued to invest in inventory and headcount and increased the scale and frequency of our in-person marketing activations. While demand for our products has improved, the extent of the increased demand in the future remains uncertain. In particular, due to the spread of COVID-19 variants, varied levels of restrictions remain within the United States and certain key markets around the world.

The majority of our corporate employees continue to work from home. To protect the employees that perform certain limited functions that cannot be performed at home, including those in our fulfillment center, we have implemented measures, such as the requirement for personal protective equipment, mandatory temperature checks prior to entering the facility, social distancing and enhanced cleaning and sanitation. To further prevent the spread of COVID-19, we offer guidance and have provided incentives to our employees to promote vaccine uptake.

Government restrictions on travel and social distancing caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival in 2020 and 2021, as well as other social activities that drove demand for many of our products. As restrictions eased during the first half of 2021, we resumed limited in-person marketing events and in the third quarter of 2021, we increased the scale of our in-person marketing events with multiple activities during New York Fashion Week. Varying levels of restriction remain within the United States and in certain of our key markets around the world and it is unclear how these restrictions will evolve or if the COVID-19 pandemic will spur long-term changes in consumer behavior.

Our supply chain has also been impacted by the COVID-19 pandemic. Initially, the impact was largely isolated to production and shipping delays in China. As COVID-19 spread worldwide and other factors emerged, including shipping constraints, port congestion and labor shortages, the impact to our supply chain became more broad-based. We believe we have managed effectively through these challenges, but as these challenges become more prolonged and as more challenges arise, we may not be able to effectively serve our customers. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

While trends improved during 2021, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and supply chain constraints and to what extent the recent improved trends will continue.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except average order value and percentages)
Gross margin	55.0%	52.6%	53.6%
Adjusted EBITDA	$114,585	$69,257	$55,605
Free cash flow	$60,118	$71,449	$33,602
Active customers	1,840	1,472	1,488
Total orders placed	6,636	4,499	4,715
Average order value	$271	$236	$275

Adjusted EBITDA and free cash flow are non-GAAP measures. See the sections captioned “—Adjusted EBITDA” and “—Free Cash Flow” below for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash provided by operating activities, respectively.

Gross Margin

Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of our purchase price of merchandise sold to customers and includes import duties and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory write-offs, and other miscellaneous shrinkage.

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

Gross margin is also impacted by the mix of sales at full price and markdowns, as well as the level of markdowns. We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We monitor the percentage of sales that occur at full price, which we believe reflects customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities and the effectiveness of our inventory management processes and algorithms. The percentage of full price sales increased in 2021 as compared to 2020, which was attributable to efficient inventory management and strong consumer demand resulting in a lower mix of markdown inventory and sales as well as shallower markdowns within our markdown inventory.

The COVID-19 pandemic impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this product mix shift reversed in 2021 with growth in the dresses category rebounding strongly. We also shifted more of our inventory purchases to third-party brands where we can make shallower initial inventory commitments across a broader range of styles. We began reinvesting in our owned brand platform in late 2020 and throughout 2021, which has resulted in year-over-year improvement in the mix of owned brand sales in the fourth quarter of 2021. We will continue to invest in the owned brand platform and expect a further increase in the mix of owned brand sales in 2022.

We expect our gross margin to fluctuate due to how we manage our inventory and merchandise mix, both of which have been and may continue to be impacted by the COVID-19 pandemic. In particular, we have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials as well as an increase in the cost of freight on inbound shipments due to various supply chain challenges across the industry and world.

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

A reconciliation of Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2021	2020	2019

Net income	$99,840	$56,790	$35,667
Excluding:
Other expense, net	563	994	931
Provision for income taxes	4,888	3,282	11,500
Depreciation and amortization	4,508	4,827	3,952
Equity-based compensation	4,786	3,364	2,067
Non-routine items	—	—	1,488
Adjusted EBITDA	$114,585	$69,257	$55,605

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019

Net cash provided by operating activities	$62,313	$73,773	$46,057
Purchases of property and equipment	(2,195)	(2,324)	(12,455)
Free cash flow	$60,118	$71,449	$33,602

Net cash used in investing activities	$(2,195)	$(2,324)	$(12,455)
Net cash provided by financing activities	$12,766	$8,660	$15,179

Adjusted Diluted Earnings per Share

Adjusted diluted earnings per share is a non-GAAP financial measure that we calculate as diluted earnings (net loss) per share adjusted to exclude the per share impact of the issuance and repurchase of Class B common stock as part of our initial public offering, or IPO. We believe adjusted diluted earnings per share, excluding the impact of the repurchase of our Class B common stock, is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. See Note 10, Earnings (Net Loss) per Share, of our consolidated financial statements included elsewhere in this report for more information regarding our calculation of earnings (net loss) per share.

A reconciliation of non-GAAP adjusted diluted earnings per share to diluted earnings (net loss) per share for the years ended December 31, 2021, 2020 and 2019 is as follows (in dollars):

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Earnings (net loss) per share — diluted	$1.34	$1.34	$0.79	$0.79	$(0.09)	$(0.09)
Repurchase of Class B common stock, net	—	—	—	—	0.59	0.59
Adjusted earnings per share — diluted	$1.34	$1.34	$0.79	$0.79	$0.50	$0.50

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

Active customers decreased in 2020 primarily due to decreased consumer demand for our products as a result of the COVID-19 pandemic. Active customers increased during 2021 as compared to 2020 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerated rollout of vaccinations.

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

After declining in 2020 as a result of reduced demand for our products as a result of COVID-19, total orders placed increased in 2021 as compared to 2020 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerated rollout of vaccinations.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. In 2021, average order value for merchandise sold through the REVOLVE and FWRD segments was approximately $248 and $642, respectively, reflecting the brands sold and typical profile of the shoppers on such sites. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, and the number of units per order. Average order value may also fluctuate as we expand into and increase our presence in additional product categories and price points.

Average order value increased in 2021 as compared to 2020 primarily due to a higher percentage of full price sales and lower markdowns on our markdown product, a shift in mix back to higher price point merchandise including a higher mix in sales within the FWRD segment, partially offset by a decline in average units per order.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020 due to business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. With further easing of stay-at-home orders, the accelerated rollout of vaccinations and additional U.S. government stimulus payments, our operating results continued to improve and demand for our products was strong in 2021. However, the continued impact of the COVID-19 pandemic remains highly uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, has resulted in varying levels of restrictions within the United States as well as certain key markets around the world. Our business operations and results of operations may continue to be adversely affected and recent favorable trends may not continue, including as a result of:

•
continued COVID-19 requirements for social distancing and varying levels of restrictions within the United States as well as certain key regions around the world;
•
increases in COVID-19 cases as a result of COVID-19 variants;
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

Customer Acquisition and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Growth in the number of new customers started to increase in the second, third and fourth quarters of 2021 as compared to the respective periods of 2020. Failure to attract new visitors to our sites and convert them to customers impact our future net sales growth.

Social media and influencer-based marketing has continued to gain popularity and the market for these channels has become increasingly competitive. Despite the changing external environment and competitive landscape, we believe we have been able to maintain the effectiveness and efficiency of these channels, although competition from others that have adopted similar practices make it increasingly difficult to differentiate ourselves. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic during 2020, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. Upon the onset of COVID-19 in early 2020, we shifted our brand marketing messaging and strategy to address the changes in behavior and preferences of our customer. As restrictions eased during the first half of 2021, we resumed limited in-person marketing events and in the third quarter, we increased the scale of our in-person marketing events with multiple activities during New York Fashion Week. We plan to do more in-person events in the near future as circumstances allow.

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brands or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels also continues to increase, which has and may continue to negatively impact the cost to acquire and retain customers and may adversely affect our operating results. Furthermore, Apple Inc. has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers, which may adversely affect our operating results. To maximize our opportunity to capture consumer demand as economies reopened, during the third quarter of 2021 we increased our marketing investment and we intend to continue to make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Customer Retention

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 49%, 49% and 45% for 2021, 2020 and 2019, respectively.

Existing customers typically place more orders annually than new customers and at higher average order values, resulting in existing customers representing approximately 76% of orders and approximately 77% of net sales in 2021, up from 74% of orders and 76% of net sales in 2020 and 57% of orders and 58% of net sales in 2014, again having increased in each year. We believe these increasing metrics are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our customer cohorts.

The net sales contribution and retention from existing customer cohorts was temporarily impacted in 2020 by the headwinds from the COVID-19 pandemic, before rebounding strongly in 2021. Cohort net sales retention is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. Cohort net sales retention was 120% in 2021 as compared to 74% in 2020 and 89% in 2019. We believe that the 2020 retention performance was short term in nature as a result of the COVID-19 headwinds and not indicative of the value of our customer base over the long term, as evidenced by the strong recovery and retention rates in 2021; however, if the negative customer retention and purchasing pattern experienced in 2020 were to reoccur due to the COVID-19 pandemic or other factors, or if we are unable to otherwise maintain our historically strong retention rates , our operating results could be adversely impacted.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party, iconic luxury brands and owned brands. Our product mix consists primarily of apparel, footwear, accessories and beauty products.

Our merchandise mix across our two reporting segments and across our owned brand and third-party products carry a range of margin profiles and may cause fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. Historically, we have sought to increase the percentage of net sales from owned brands, which contributed to an increase in gross margin over time. In the longer term, we will seek to increase the percentage of net sales from owned brands in an effort to increase our gross margin. Shifts in our owned brand mix and our broader category merchandise mix may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys, and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory write-offs, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand had initially been adversely impacted as a result of COVID-19. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. As our sales demand improved, we significantly increased our investment in inventory to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient levels of inventory to meet customer demand in certain categories. Conversely, if demand does not support our inventory commitments, we may carry excess inventory leading to higher markdowns, adversely impacting gross margins.

Investment in our Operations and Infrastructure

We have made investments over time to grow our customer base, enhance our offerings and deliver best in class service to our customers. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment center, and logistics infrastructure as we grow our customer base, launch new brands, expand internationally and drive operating efficiencies. We believe these investments will yield positive returns in the long term; however, we cannot be certain that these efforts will grow our customer base or be cost-effective.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FWRD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 83.6% and 86.3% of our net sales for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, REVOLVE generated $745.1 million and $500.9 million in net sales, respectively, representing an increase of 48.8%. The net sales increase in the year ended December 31, 2021, as compared to 2020, was primarily due to an increase in the number of total orders placed by customers complemented by an increase in average order value. Despite the strong recovery in 2021, the impact from the COVID-19 pandemic, including supply chain challenges, may adversely impact net sales and our gross margin in the near term and the long-term impact remains unpredictable.

The FWRD segment contributes to a smaller, although expanding, portion of our overall net sales, representing 16.4% and 13.7% of our net sales for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, FWRD generated $146.3 million and $79.8 million in net sales, respectively, representing an increase of 83.4%. The net sales increase in the year ended December 31, 2021, as compared to 2020, was primarily due to an increase in the number of total orders placed by customers complemented by an increase in average order value. Despite the strong operating results during 2021, the impact from the COVID-19, including supply chain challenges pandemic may adversely impact our net sales and gross margin in the near term and the long-term impact remains unpredictable.

Net sales to customers outside of the United States contributed to 18.5% and 19.5% of our net sales for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, net sales to customers outside of the United States were $165.1 million and $113.1 million, respectively, representing an increase of 45.9%. Despite the strong operating results during 2021, the impact from the COVID-19 pandemic, including supply chain challenges may adversely impact our net sales to customers outside of the United States in the near term and the long-term impact remains unpredictable. In addition, net sales to customers outside of the United States are also impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in certain currencies have also had, and may continue to have, an adverse impact on our financial results.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the fourth quarter around the holidays. The COVID-19 pandemic impacted our historical seasonality and resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year. We have also experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19. We expect the seasonality trends that we have experienced historically will continue to change in 2022 as we navigate through the ongoing challenges presented by the COVID-19 pandemic and subsequent recovery. With the exception of this specific event or events like it, we expect to revert closer to our historical seasonality and expect this to continue in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations will become more pronounced.

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can significantly impact, both positively and negatively, the level of demand by customers for our products. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories and beauty products. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value, all of which were negatively impacted by the COVID-19 pandemic in 2020 before they started to recover in the first quarter of 2021 and continued to recover during the remainder of 2021.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory write-offs, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of total orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix, both of which have been and may continue to be impacted by the COVID-19 pandemic. In particular, we have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials as well as an increase in the cost of freight on inbound shipments due to various supply chain challenges across the industry and world.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short-term reflecting pressure from increased costs such as wages and an expected year-over-year increase in our return rate in 2022 due to product mix and other input cost pressures, to be at least partially offset by operating efficiencies from automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to increase year-over-year as a percentage of net sales in the short term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise. In addition, as a result of COVID-19 and other broad-based supply chain challenges, our average shipping costs have and may continue to increase. Furthermore, while we have been able to maintain our high customer service levels, continuing capacity restraints with our third-party carriers may have an adverse impact on our service levels in the future.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FWRD brands and expanding our owned brand presence. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. In 2021, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened, resulting in marketing expressed as a percentage of net sales exceeding historical levels. We have also experienced an increase in the cost to acquire and retain customers in recent periods. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, owned brands, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long term, increases in general and administrative expenses in absolute dollars are primarily driven by increases in headcount required to support business growth and meet our obligations as a public company. Due to the COVID-19 pandemic, and starting in the second quarter of 2020, we temporarily reduced costs in this area by reducing non-payroll related expenditures and reducing our payroll-related expenses through salary, wage and schedule reductions, furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved, we brought back certain furloughed employees and returned our corporate employees to their pre-COVID salaries and wages. In 2021, we reinvested significantly to expand our team to support our strong growth. General and administrative expenses are expected to increase in the near term as we plan to continue to invest in our team to support future growth. In the long-term, we expect general and administrative expenses to decline as a percentage of net sales as we scale our business and leverage investments in these areas.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net sales	$891,390	$580,649	$600,993
Cost of sales	401,567	275,369	279,040
Gross profit	489,823	305,280	321,953
Operating expenses:
Fulfillment expenses	21,322	16,471	19,413
Selling and distribution expenses	133,506	80,496	87,706
Marketing expenses	140,398	76,371	89,141
General and administrative expenses	89,306	70,876	77,595
Total operating expenses	384,532	244,214	273,855
Income from operations	105,291	61,066	48,098
Other expense, net	563	994	931
Income before income taxes	104,728	60,072	47,167
Provision for income taxes	4,888	3,282	11,500
Net income	$99,840	$56,790	$35,667

	Year Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.0	47.4	46.4
Gross profit	55.0	52.6	53.6
Operating expenses:
Fulfillment expenses	2.4	2.8	3.2
Selling and distribution expenses	15.0	13.9	14.6
Marketing expenses	15.8	13.2	14.9
General and administrative expenses	10.0	12.2	12.9
Total operating expenses	43.2	42.1	45.6
Income from operations	11.8	10.5	8.0
Other expense, net	0.1	0.2	0.2
Income before income taxes	11.7	10.3	7.8
Provision for income taxes	0.5	0.5	1.9
Net income	11.2%	9.8%	5.9%

Comparison of Years Ended 2021 and 2020

Net Sales

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Net sales	$891,390	$580,649	$310,741	53.5%

The increase in net sales for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in the number of total orders placed by customers of 47.5% and increase in average order value of 14.8% as compared to 2020, partially offset by a higher proportion of returned purchases. The increase in total orders placed and average order value was due in part to our ability to engage with our existing customers and acquire new customers through our marketing and merchandising, and in part due to the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerated rollout of vaccinations.

Net sales in the REVOLVE segment increased 48.8% to $745.1 million in 2021 compared to net sales of $500.9 million in 2020. Net sales generated from our FWRD segment increased 83.4% to $146.3 million in 2021 as compared to net sales of $79.8 million in 2020.

Cost of Sales

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of sales	$401,567	$275,369	$126,198	45.8%
Percentage of net sales	45.0%	47.4%

The increase in cost of sales in 2021, as compared to 2020, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of full price sales and shallower markdowns, partially offset by higher inventory write-offs and a higher mix of third party brand sales combined with higher receiving costs and import expenses.

Fulfillment Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Fulfillment expenses	$21,322	$16,471	$4,851	29.5%
Percentage of net sales	2.4%	2.8%

Fulfillment expenses for the year ended December 31, 2021 were higher as compared to the same period in 2020 due to an increase in the number of orders and units processed through our fulfillment network, including those units resulting from an increased return rate. The decrease in fulfillment expenses as a percentage of net sales was primarily due to general efficiencies gained with greater volume and scale, an increase in average order value as well as continued automation efforts in our fulfillment center, partially offset by wage pressure and a higher return rate as compared to the same period in 2020.

Selling and Distribution Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Selling and distribution expenses	$133,506	$80,496	$53,010	65.9%
Percentage of net sales	15.0%	13.9%

The increase in selling and distribution expenses for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $32.5 million, merchant processing fees increased $12.5 million, other selling expenses increased $5.4 million and customer service costs increased $2.6 million for the year ended December 31, 2021 as compared to the same period in 2020. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package as a result of increases in carrier rates and higher merchant processing fees.

Marketing Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Marketing expenses	$140,398	$76,371	$64,027	83.8%
Percentage of net sales	15.8%	13.2%

The increase in marketing expenses for the year ended December 31, 2021, as compared to the same period in 2020, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The overall increase was comprised of an increase in performance marketing expenses of $43.2 million and an increase of $20.8 million in brand marketing expenses. The higher investment in 2021 is reflective of the significantly reduced investment in 2020 resulting from cost-control efforts and efficiencies in marketing investments in 2020 due to COVID-19, increased brand marketing investments in 2021 for large-scale activations including The REVOLVE Gallery and other events during New York Fashion Week 2021, and increased cost to acquire new customers and retain existing customers.

General and Administrative Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative expenses	$89,306	$70,876	$18,430	26.0%
Percentage of net sales	10.0%	12.2%

The increase in general and administrative expenses for the year ended December 31, 2021, as compared to the same period in 2020, was due to a $10.8 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount, a $3.9 million increase in other operating expenses to support business growth, and a $3.7 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by scale efficiencies with growth in net sales significantly outpacing growth in general and administrative expenses.

Income Taxes

	Year Ended December 31,
	2021	2020
	(in thousands)
Income before income taxes	$104,728	$60,072
Provision for income taxes	4,888	3,282
Effective tax rate	4.7%	5.5%

The effective tax rate was 4.7% for the year ended December 31, 2021 and 5.5% for the year ended December 31, 2020, as both periods benefited from excess tax benefits related to the exercise of non-qualified stock options.

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

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands, except per share data)
Net sales	$239,805	$244,064	$228,614	$178,907	$140,754	$151,036	$142,784	$146,075
Cost of sales	108,341	109,588	101,396	82,242	61,962	67,569	70,713	75,125
Gross profit	131,464	134,476	127,218	96,665	78,792	83,467	72,071	70,950
Operating expenses:
Fulfillment expenses	5,870	5,776	5,309	4,367	4,021	4,158	3,799	4,493
Selling and distribution expenses	38,036	38,354	32,139	24,977	18,793	20,870	19,054	21,779
Marketing expenses	32,344	46,955	34,871	26,228	20,880	18,903	14,638	21,950
General and administrative expenses	23,278	24,180	21,970	19,878	18,485	17,741	15,776	18,874
Total operating expenses	99,528	115,265	94,289	75,450	62,179	61,672	53,267	67,096
Income from operations	31,936	19,211	32,929	21,215	16,613	21,795	18,804	3,854
Other expense (income), net	224	(158)	264	233	694	253	174	(127)
Income before income taxes	31,712	19,369	32,665	20,982	15,919	21,542	18,630	3,981
Provision for (benefit from) income taxes	2,330	2,701	1,127	(1,270)	(3,041)	2,104	4,394	(175)
Net income	$29,382	$16,668	$31,538	$22,252	$18,960	$19,438	$14,236	$4,156
Earnings per share of Class A and Class B common stock:
Basic	$0.40	$0.23	$0.44	$0.31	$0.27	$0.28	$0.21	$0.06
Diluted	$0.39	$0.22	$0.42	$0.30	$0.26	$0.27	$0.20	$0.06
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,057	72,810	72,387	71,782	70,478	69,872	69,415	69,320
Diluted	74,834	74,881	74,422	74,033	72,382	72,281	71,659	71,903

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.2	44.9	44.4	46.0	44.0	44.7	49.5	51.4
Gross profit	54.8	55.1	55.6	54.0	56.0	55.3	50.5	48.6
Operating expenses:
Fulfillment expenses	2.4	2.4	2.3	2.4	2.9	2.8	2.7	3.1
Selling and distribution expenses	15.9	15.7	14.1	14.0	13.4	13.8	13.3	14.9
Marketing expenses	13.5	19.2	15.3	14.7	14.8	12.5	10.3	15.0
General and administrative expenses	9.7	9.9	9.6	11.1	13.1	11.7	11.0	12.9
Total operating expenses	41.5	47.2	41.3	42.2	44.2	40.8	37.3	45.9
Income from operations	13.3	7.9	14.3	11.8	11.8	14.5	13.2	2.6
Other expense (income), net	0.1	(0.1)	0.1	0.1	0.5	0.2	0.1	(0.1)
Income before income taxes	13.2	8.0	14.2	11.7	11.3	14.3	13.1	2.7
Provision for (benefit from) income taxes	1.0	1.2	0.5	(0.7)	(2.2)	1.4	3.1	(0.1)
Net income	12.2%	6.8%	13.7%	12.4%	13.5%	12.9%	10.0%	2.8%

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands, except average order value and percentages)
Other Financial and Operations Data
Gross margin	54.8%	55.1%	55.6%	54.0%	56.0%	55.3%	50.5%	48.6%
Adjusted EBITDA(1)	$34,176	$21,666	$35,403	$23,340	$18,746	$24,025	$20,877	$5,609
Free cash flow	$(6,525)	$1,340	$32,830	$32,473	$(2,934)	$13,877	$52,976	$7,530
Active customers	1,840	1,678	1,554	1,477	1,472	1,504	1,533	1,528
Total orders placed	1,755	1,830	1,769	1,282	1,023	1,141	1,163	1,172
Average order value	$292	$276	$255	$256	$256	$232	$204	$259

(1)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other expense (income), net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. Please see the section captioned “—Key Operating and Financial Metrics—Adjusted EBITDA” above for more information. Non-routine items include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

The following table presents the reconciliation of Adjusted EBITDA to net income:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Net income	$29,382	$16,668	$31,538	$22,252	$18,960	$19,438	$14,236	$4,156
Excluding:
Other expense (income), net	224	(158)	264	233	694	253	174	(127)
Provision for (benefit from) income tax	2,330	2,701	1,127	(1,270)	(3,041)	2,104	4,394	(175)
Depreciation and amortization	1,118	1,119	1,122	1,149	1,181	1,250	1,205	1,191
Equity-based compensation	1,122	1,336	1,352	976	952	980	868	564
Adjusted EBITDA	$34,176	$21,666	$35,403	$23,340	$18,746	$24,025	$20,877	$5,609

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to net cash (used in) provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by (used in) financing activities:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(6,098)	$1,855	$33,347	$33,209	$(2,454)	$14,340	$53,806	$8,081
Purchases of property and equipment	(427)	(515)	(517)	(736)	(480)	(463)	(830)	(551)
Free cash flow(1)	$(6,525)	$1,340	$32,830	$32,473	$(2,934)	$13,877	$52,976	$7,530

Net cash used in investing activities(2)	$(427)	$(515)	$(517)	$(736)	$(480)	$(463)	$(830)	$(551)
Net cash provided by (used in) financing activities	3,318	1,231	3,900	4,317	(10,363)	(6,292)	(5,660)	30,975

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

Seasonality and Quarterly Trends

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the fourth quarter around the holidays. The COVID-19 pandemic impacted our historical seasonality and resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival, which historically resulted in peak sales during the second quarter of each fiscal year. We have also experienced seasonally lower activity during the first quarter of each fiscal year, which was further impacted by COVID-19. We expect the seasonality trends that we have experienced historically will continue to change in 2022 as we navigate through the ongoing challenges presented by the COVID-19 pandemic and subsequent recovery. With the exception of this specific event or events like it, we expect this seasonality to revert closer to the historical patterns in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. As our growth rates begin to moderate, the impact of these seasonality trends on our results of operations will become more pronounced.

We focus our internal measurements of performance on quarterly year-over-year comparisons but discuss quarterly sequential information below to help investors understand fluctuations in our business.

Our quarterly net sales in 2020 are reflective of the seasonality and COVID-19 impact as discussed above. Our net sales improved and returned to growth in 2021 due to increased demand as a result of our ability to acquire new customers and effectively engage with our existing customers, and among other factors, the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerated rollout of vaccinations in the United States and some of our other key markets.

Our quarterly gross profit has fluctuated quarter to quarter primarily due to the quarterly fluctuations in net sales, among other factors.

Fulfillment expenses and selling and distribution expenses have also fluctuated quarter-to-quarter, primarily due to the quarterly fluctuation in net sales. The fluctuation in fulfillment costs is driven by the costs incurred to fulfill total orders placed by our customers, while the fluctuation in selling and distribution costs is primarily due to the costs incurred to package and ship products ordered by our customers, ship returns from our customers, provide customer service and costs incurred related to merchant processing. Fulfilment expense as a percentage of net sales decreased in 2021 due to efficiencies gained through automation and scale as well as an increase in average order values, partially offset by an increase in the percentage of merchandise returned by customers.

Marketing expenses vary quarter-to-quarter, primarily due to the timing of our brand marketing events. The reduced marketing investment during the second and third quarter of 2020 was driven primarily by the cancelation of several brand marketing events, including the #REVOLVEfestival, combined with cost-control efforts and efficiencies in performance marketing investments due to COVID-19. The third quarter of 2021 included marketing expense related to The REVOLVE Gallery and the Dundas Fashion Show during New York Fashion Week. Marketing expense will continue to fluctuate quarter-to-quarter, depending on macro factors and the timing and scale of marketing events.

General and administrative expenses have generally increased sequentially quarter-to-quarter as we continued to increase our headcount to support business growth prior to COVID-19. During the second quarter of 2020, we took aggressive actions to mitigate the effect of COVID-19 on our business by reducing non-payroll related operating costs and reducing payroll costs through a combination of salary reductions, employee furloughs and, to a lesser extent, layoffs. As our business operations and operating results improved in the second and third quarters of 2020 in part due to the easing of stay-at-home orders and other state-imposed restrictions, we began the process of bringing back certain furloughed employees and returned our corporate employees to their pre-COVID-19 salaries and wages. By the end of the third quarter, all remaining employees were returned to their pre-COVID compensation levels. General and administrative expenses increased in 2021 to support business growth.

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

Liquidity and Capital Resources

The following tables show our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$218,455	$146,013
Accounts receivable, net	4,639	4,621
Working capital	279,620	171,237

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of December 31, 2021, the majority of our cash and cash equivalents was held for working capital purposes. In March 2020, due to the uncertain environment created by the COVID-19 pandemic and out of an abundance of caution, we elected to draw down $30 million in borrowings under our line of credit all of which was subsequently repaid during the second, third and fourth quarters of 2020. As of December 31, 2021, we had no borrowings under our line of credit and were in compliance with all financial covenants.

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

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of December 31, 2021 and 2020.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2021 and 2020.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth. We used a substantial portion of the proceeds from the IPO to repurchase shares of our Class B common stock. We believe that our existing cash and cash equivalents, cash flows from operations as well as the available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect given the uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements.

Historical Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$62,313	$73,773	$46,057
Net cash used in investing activities	(2,195)	(2,324)	(12,455)
Net cash provided by financing activities	12,766	8,660	15,179

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the year ended December 31, 2021, we generated $62.3 million of operating cash flow as compared to $73.8 million in 2020. The decrease in our operating cash flow was primarily due to increased investments in inventory, partially offset by higher net income adjusted for non-cash items and an increase in the returns reserve.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment center and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period-to-period due to the timing and extent of the expansion of our operations.

Net cash used in investing activities was $2.2 million and $2.3 million for the year ended December 31, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $12.7 million for the year ended December 31, 2021, which was attributable to the proceeds from the exercise of stock options.

Net cash provided by financing activities was $8.7 million for the year ended December 31, 2020, which was attributable to the proceeds from the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2021, except for operating leases that had not commenced as of such date. For additional information, please see Note 5, Leases, to our consolidated financial statements included elsewhere in this report.

Contractual Obligations

As of December 31, 2021, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases, to our consolidated financial statements included elsewhere in this report.

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

Critical Accounting Policies and Estimates

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

We believe that the assumptions and estimates associated with revenue recognition and inventory have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2, Significant Accounting Policies, of the accompanying notes to our consolidated financial statements included elsewhere in this report.

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

In accordance with our policy on returns and exchanges, merchandise returns are accepted for full refund if returned within 30 days of the original purchase date and may be exchanged up to 60 days from the original purchase date. We modify our policy during the holiday season to extend the return and exchange period. In addition, to provide our customers with more flexibility to return or exchange during this time of increased social distancing as a result of the COVID-19 pandemic, merchandise returns for purchases made starting in March 2020 are accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. Our returns reserve as of December 31, 2021 and 2020 was $49.3 million and $25.6 million, respectively, and the provisions recorded for returns were $894.1 million and $480.2 million, during the years ended December 31, 2021 and 2020, respectively. Actual levels of returns may vary from our estimates as of period ends and would be recorded in future periods.

In March 2020 we launched the REVOLVE Loyalty Club within the REVOLVE segment and in April 2021 we expanded the program to include the FWRD segment to reward and incentivize cross shopping on both sites. Eligible customers who enroll in the program will generally earn points for every dollar spent and will automatically receive a $20 reward once they earn 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the estimated standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. Rewards generally expire 90 days after they are issued and unconverted points generally expire if a customer fails to engage in any activity that generates points for a period of one year or if their participation in the program is otherwise terminated.

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.2 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in members’/stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sales return reserve

As discussed in Note 2 to the consolidated financial statements, the Company has recorded a sales return reserve as of December 31, 2021 of $49.3 million. The Company establishes a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales.

We identified the evaluation of the sales return reserve as a critical audit matter. There was auditor judgment required to evaluate the impact of recent sales return experience that could impact the rate of historical experience used to estimate the sales return reserve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for estimating the sales return reserve. This included controls related to the development of estimated return rates and the Company’s lookback analysis based on actual returns received subsequent to the period end. We evaluated expected future returns by assessing the timing of the number of days between actual sales dates and actual return dates for the year ended December 31, 2021. In addition, we analyzed actual returns received by the Company after December 31, 2021 to evaluate management’s estimate as of December 31, 2021. We assessed the Company’s ability to estimate by comparing the historically recorded sales return reserve to actual subsequent period returns.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Revolve Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in members’/stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Los Angeles, California
February 28, 2022

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$218,455	$146,013
Accounts receivable, net	4,639	4,621
Inventory	171,259	95,272
Income taxes receivable	3,375	10,689
Prepaid expenses and other current assets	42,114	20,330
Total current assets	439,842	276,925
Property and equipment (net of accumulated depreciation of $9,347 and $14,652 as of December 31, 2021 and December 31, 2020, respectively)	8,946	11,211
Right-of-use lease assets	6,566	—
Intangible assets, net	1,212	1,260
Goodwill	2,042	2,042
Other assets	2,746	500
Deferred income taxes, net	19,059	13,814
Total assets	$480,413	$305,752
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,345	$39,337
Income taxes payable	—	195
Accrued expenses	33,899	24,733
Returns reserve	49,296	25,602
Current lease liabilities	3,766	—
Other current liabilities	18,916	15,821
Total current liabilities	160,222	105,688
Non-current lease liabilities	3,177	—
Total liabilities	163,399	105,688
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 40,276,417 and 32,856,611 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	40	33
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 32,956,904 and 38,540,095 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	33	38
Additional paid-in capital	103,590	86,040
Retained earnings	213,351	113,953
Total stockholders' equity	317,014	200,064
Total liabilities and stockholders’ equity	$480,413	$305,752

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$891,390	$580,649	$600,993
Cost of sales	401,567	275,369	279,040
Gross profit	489,823	305,280	321,953
Operating expenses:
Fulfillment	21,322	16,471	19,413
Selling and distribution	133,506	80,496	87,706
Marketing	140,398	76,371	89,141
General and administrative	89,306	70,876	77,595
Total operating expenses	384,532	244,214	273,855
Income from operations	105,291	61,066	48,098
Other expense, net	563	994	931
Income before income taxes	104,728	60,072	47,167
Provision for income taxes	4,888	3,282	11,500
Net income	99,840	56,790	35,667
Less: Repurchase of Class B common stock upon corporate conversion	—	—	(40,816)
Net income (loss) attributable to common stockholders	$99,840	$56,790	$(5,149)
Earnings (net loss) per share of Class A and Class B common stock:
Basic	$1.38	$0.81	$(0.09)
Diluted	$1.34	$0.79	$(0.09)
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	72,513	69,773	7,719
Diluted	74,547	72,058	7,719

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$99,840	$56,790	$35,667
Other comprehensive (loss) income:
Cumulative translation adjustment	(442)	486	268
Total other comprehensive (loss) income	(442)	486	268
Total comprehensive income	$99,398	$57,276	$35,935

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Class T Preferred Units		Class A Common Units		Common Stock		Additional Paid-in	Accumulated Members' Equity/ Retained	Total Members'/ Stockholders'
	Number	Amount	Number	Amount	Number	Amount	Capital	Earnings	Equity
Balance as of December 31, 2018	23,551,834	$15,000	41,936,219	$3,548	—	$—	$—	$61,270	$79,818
Corporate conversion	(23,551,834)	(15,000)	(41,936,219)	(3,548)	67,889,013	68	18,480	—	—
Repurchase of Class B common stock	—	—	—	—	(2,400,960)	(2)	—	(40,814)	(40,816)
Issuance of Class A common stock upon initial public offering, net of offering costs	—	—	—	—	3,382,352	3	52,719	—	52,722
Issuance of Class A common stock from exercise of stock options	—	—	—	—	208,578	—	752	—	752
Equity-based compensation	—	—	—	—	—	—	2,067	—	2,067
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	286	286
Cumulative translation adjustment	—	—	—	—	—	—	—	268	268
Net income	—	—	—	—	—	—	—	35,667	35,667
Balance as of December 31, 2019	—	—	—	—	69,078,983	69	74,018	56,677	130,764
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	—	—	—	—	2,317,723	2	8,699	—	8,701
Equity-based compensation	—	—	—	—	—	—	3,364	—	3,364
Cumulative translation adjustment	—	—	—	—	—	—	—	486	486
Other	—	—	—	—	—	—	(41)	—	(41)
Net income	—	—	—	—	—	—	—	56,790	56,790
Balance as of December 31, 2020	—	—	—	—	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	—	—	—	—	1,836,615	2	12,764	—	12,766
Equity-based compensation	—	—	—	—	—	—	4,786	—	4,786
Cumulative translation adjustment	—	—	—	—	—	—	—	(442)	(442)
Net income	—	—	—	—	—	—	—	99,840	99,840
Balance as of December 31, 2021	—	$—	—	$—	73,233,321	$73	$103,590	$213,351	$317,014

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$99,840	$56,790	$35,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,508	4,827	3,952
Equity-based compensation	4,786	3,364	2,067
Deferred income taxes, net	(5,245)	1,476	(1,613)
Changes in operating assets and liabilities:
Accounts receivable	(18)	130	586
Inventories	(75,987)	8,985	(15,623)
Income taxes receivable	7,314	(9,928)	(761)
Prepaid expenses and other current assets	(22,221)	3,825	1,662
Other assets	(2,246)	142	89
Accounts payable	15,008	9,524	9,594
Income taxes payable	(195)	(275)	(447)
Accrued expenses	9,166	5,334	1,001
Returns reserve	23,694	(9,502)	5,920
Right-of-use lease assets and current and non-current lease liabilities	(448)	—	—
Other current liabilities	4,357	(919)	3,963
Net cash provided by operating activities	62,313	73,773	46,057
Investing activities:
Purchases of property and equipment	(2,195)	(2,324)	(12,455)
Net cash used in investing activities	(2,195)	(2,324)	(12,455)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	—	57,077
Repurchase of Class B common stock upon corporate conversion	—	—	(40,816)
Proceeds from borrowings on line of credit	—	30,000	—
Repayment of borrowings on line of credit	—	(30,000)	—
Payment of deferred offering costs	—	(41)	(1,834)
Proceeds from the exercise of stock options, net	12,766	8,701	752
Net cash provided by financing activities	12,766	8,660	15,179
Effect of exchange rate changes on cash and cash equivalents	(442)	486	268
Net increase in cash and cash equivalents	72,442	80,595	49,049
Cash and cash equivalents, beginning of year	146,013	65,418	16,369
Cash and cash equivalents, end of year	$218,455	$146,013	$65,418
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$342	$—
Income taxes, net of refund	$3,014	$11,950	$14,324

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020. In particular, as a result of social distancing and stay-at-home orders around the world that commenced in March 2020, demand for our largest product categories that are focused on social occasions had been significantly negatively impacted. Furthermore, during 2020 we were unable to host large-scale, in-person events that are key to driving awareness, traffic and new customers. As our net sales, business operations and operating results improved in mid-2020, we began to sequentially increase our inventory purchases and incur certain operating expenses to support the improving trends in consumer demand.

Our net sales, business operations and operating results continued to improve throughout 2021 due to increased demand as a result of our ability to acquire new customers and engage with our existing customers, and among other things, the easing of stay-at-home orders and other restrictions in certain states and countries, U.S. government stimulus payments and the accelerated rollout of vaccinations in the United States and some of our other key markets. With the improving trends, we continued to invest in inventory to support the consumer demand, increased our investment in headcount and cautiously increased the frequency and scale of in-person marketing activations. While demand for our products improved, the extent of this increased demand in the future remains uncertain. In particular, the recent rise of cases primarily as a result of COVID-19 variants, has resulted in restrictions being reinstated in certain cities and states in the United States as well as certain key markets around the world.

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

Net Sales

On January 1, 2019 we adopted Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its subsequent updates, which replaces most existing revenue recognition guidance under Accounting Standards Codification, or ASC, 605. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon the adoption of ASC 606 under the modified retrospective approach, we recorded a net increase of $0.3 million to beginning retained earnings as of January 1, 2019 resulting primarily from the recognition of breakage revenue from estimated unredeemed store credit and gift cards over the expected customer redemption period. In addition, we prospectively included expected merchandise to be returned, net of related costs, within prepaid expenses and other current assets rather than including it in our inventory balance within our consolidated balance sheets. Results for reporting periods beginning January 1, 2019 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with ASC 605.

Revenue is primarily derived from the sale of apparel merchandise through our sites and, when applicable, shipping revenue. In accordance with ASC 606, we recognize revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. A contract is created with our customer at the time the order is placed by the customer, which creates a performance obligation to deliver the product to the customer. We recognize revenue for the performance obligation at the time control of the merchandise passes to the customer, which is at the time of shipment. In addition, we have elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

In March 2020 we launched the REVOLVE Loyalty Club within the REVOLVE segment and in April 2021 we expanded the program to include the FWRD segment. Eligible customers who enroll in the program will generally earn points for every dollar spent and will automatically receive a $20 reward once they earn 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the estimated standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. Rewards generally expire 90 days after they are issued and unconverted points generally expire if a customer fails to engage in any activity that generates points for a period of one year or if their participation in the program is otherwise terminated.

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 30 days of the original purchase date and may be exchanged up to 60 days from the original purchase date. We modify our policy during the holiday season to extend the return and exchange period. In addition, to provide our customers with more flexibility to return or exchange during this time of increased social distancing as a result of the COVID-19 pandemic, merchandise returns for purchases made starting in March 2020 may be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned.

The following table presents a rollforward of our sales return reserve for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$25,602	$35,104	$29,184
Returns	(870,445)	(489,712)	(691,953)
Provisions	894,139	480,210	697,873
Ending balance	$49,296	$25,602	$35,104

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.2 million, $1.3 million and $2.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

See Note 11, Segment Information, for disaggregation of revenue by reportable segment, geographic area and product category.

Cost of Sales

Cost of sales consists of the purchase price of merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory write-offs, and other miscellaneous shrinkage.

Fulfillment

Fulfillment expenses primarily consist of those costs incurred in operating and staffing the fulfillment center, including costs attributable to inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities.

Selling and Distribution

Selling and distribution expenses consist of customer service, shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, merchant processing fees, and shipping supplies. The amount of shipping and handling costs included in selling and distribution is $84.8 million, $52.3 million, and $57.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Marketing

Marketing expenses are expensed as incurred and consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our app. Marketing expenses also include brand marketing investments, including events, fees paid to influencers, and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining the customer base.

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

Earnings (Net Loss) per Share

Basic earnings (net loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (net loss) per share represents net income (loss) divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and restricted stock units, or RSUs. See Note 10, Earnings (Net Loss) per Share, for further information.

Cash and Cash Equivalents

We maintain the majority of our cash and cash equivalents in money market funds and checking accounts with major financial institutions within the United States. Deposits in these institutions may exceed federally insured limits.

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowance for doubtful accounts was insignificant at both December 31, 2021 and 2020. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position. Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of expected merchandise returns net of related costs, advanced payments on inventory to be delivered from vendors, prepaid packaging, and prepaid insurance.

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

Leases

We lease office and warehouse space and equipment used in connection with our operations under various operating leases, some of which provide for rental payments on a graduated basis, rent holidays and other incentives. As of January 1, 2021, upon the adoption of ASU No. 2016-02, Leases (Topic 842) as noted below, operating leases with a term greater than one year are recorded on the consolidated balance sheets as right-of-use lease assets and lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term, which includes options to extend or terminate the lease which we are reasonably certain to exercise and adjusted for items such as initial direct costs paid or incentives received. A right-of-use lease asset and lease liability are not recognized for leases with an initial term of 12 months or less, and the lease expense is recognized on a straight-line basis over the lease term. We also elected to combine lease and non-lease components on all new or modified leases into a single lease component.

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2021, 2020, and 2019.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2021 and 2020, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

We perform this evaluation at the reporting unit level, comprised of the principle business units within our REVOLVE segment. In order to test for goodwill impairment, we compare the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized cannot exceed the carrying amount of goodwill.

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2021, 2020, and 2019.

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

Equity-based Compensation

We measure equity-based compensation expense associated with the awards granted based on their estimated fair values at the grant date. For awards with service conditions only, equity-based compensation expense is recognized over the requisite service period using the straight-line method. For awards with service and performance conditions, we recognize the compensation expense if and when we conclude that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. Forfeitures are recorded as they occur. See Note 9, Equity-based Compensation, for additional details.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents as of December 31, 2021 and 2020 were $172.9 million and $117.9 million, respectively.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

Related Party Transactions

TSG is a related party of TSG6 L.P., a former investor in our Company. We incurred $0.5 million of management fees from TSG for the year ended December 31, 2019. There were no management fees incurred from TSG for the years ended December 31, 2021 and 2020. Upon the closing of our IPO, our management agreement with TSG was terminated. There were no amounts owed to TSG as of December 31, 2021 and 2020. As of December 31, 2020, TSG6 L.P. was no longer an investor in our Company.

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

Recent Accounting Pronouncements

On December 31, 2021, we lost an emerging growth company status due to our becoming a "large accelerated filer" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, which required us to significantly accelerate our compliance efforts to, for example, engage our independent registered public accounting firm to attest to the effectiveness of our internal controls as required by Section 404(b) of the Sarbanes-Oxley Act in our Annual Report on Form 10-K.

Furthermore, as an emerging growth company, we had elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Due to our ceasing to be an emerging growth company on December 31, 2021, we are no longer eligible to delay adoption of such new or revised accounting pronouncements applicable to public companies.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, a lessee is generally required to recognize the lessee’s rights and obligations resulting from leases on the balance sheet by recording a right-of-use asset and a lease liability. The new standard requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In November 2019, the FASB issued ASU No. 2019-10 extending the effective date of this new lease standard by one year. In June 2020, the FASB issued ASU No. 2020-05, further extending the effective date by one year making it effective for emerging growth companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. As we lost our emerging growth company status at the end of fiscal year ended December 31, 2021, we adopted ASU 2016-02 during the fourth quarter of 2021 using the modified retrospective adoption method utilizing the simplified transition option available in ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The effective date of adoption was January 1, 2021 and as part of our adoption we retrospectively adjusted financial statements for the first three quarters of 2021. As of the effective date of adoption, we recognized a right-of-use lease asset of $9.7 million which was adjusted for $1.3 million previously recorded as deferred rent and $0.4 million previously recorded as prepaid rent and recorded $4.5 million in current operating lease liabilities and $5.9 million in operating lease liabilities, net of current portion. In addition, we have chosen to apply the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs. The Company did not elect the practical expedient to use hindsight when determining the lease term.

As a result of adopting ASU 2016-02, the impact to our consolidated balance sheets as of March 31, 2021, June 30, 2021 and September 30, 2021 was as follows (in thousands):

	March 31, 2021
	As reported	Impact due to ASC 842	As adjusted
Assets:
Prepaid expenses and other current assets	$26,145	$(439)	$25,706
Total current assets	331,480	(439)	331,041
Right-of-use lease assets	—	9,868	9,868
Total assets	359,817	9,429	369,246
Liabilities and stockholders' equity:
Current lease liabilities	—	4,532	4,532
Other current liabilities	18,366	(1,042)	17,324
Total current liabilities	132,104	3,490	135,594
Non-current lease liabilities	—	5,939	5,939
Total liabilities	132,104	9,429	141,533
Total liabilities and stockholders’ equity	359,817	9,429	369,246

	June 30, 2021
	As reported	Impact due to ASC 842	As adjusted
Assets:
Prepaid expenses and other current assets	$31,637	$(443)	$31,194
Total current assets	389,621	(443)	389,178
Right-of-use lease assets	—	8,771	8,771
Total assets	419,666	8,328	427,994
Liabilities and stockholders' equity:
Current lease liabilities	—	4,163	4,163
Other current liabilities	19,634	(862)	18,772
Total current liabilities	155,218	3,301	158,519
Non-current lease liabilities	—	5,027	5,027
Total liabilities	155,218	8,328	163,546
Total liabilities and stockholders’ equity	419,666	8,328	427,994

	September 30, 2021
	As reported	Impact due to ASC 842	As adjusted
Assets:
Prepaid expenses and other current assets	$39,315	$(401)	$38,914
Total current assets	419,846	(401)	419,445
Right-of-use lease assets	—	7,672	7,672
Total assets	449,311	7,271	456,582
Liabilities and stockholders' equity:
Current lease liabilities	—	3,917	3,917
Other current liabilities	21,688	(754)	20,934
Total current liabilities	166,176	3,163	169,339
Non-current lease liabilities	—	4,108	4,108
Total liabilities	166,176	7,271	173,447
Total liabilities and stockholders’ equity	449,311	7,271	456,582

As a result of adopting ASU 2016-02, the impact to our consolidated statements of cash flows for the three months ended March 31, 2021, six months ended June 30, 2021 and nine months ended September 30, 2021, was as follows (in thousands):

	Three Months Ended March 31, 2021
	As reported	Impact due to ASC 842	As adjusted
Prepaid expenses and other current assets	$(5,815)	$2	$(5,813)
Right-of-use lease assets and current and non-current lease liabilities	—	(222)	(222)
Other current liabilities	2,545	220	2,765

	Six Months Ended June 30, 2021
	As reported	Impact due to ASC 842	As adjusted
Prepaid expenses and other current assets	$(11,307)	$6	$(11,301)
Right-of-use lease assets and current and non-current lease liabilities	—	(406)	(406)
Other current liabilities	3,813	400	4,213

	Nine Months Ended September 30, 2021
	As reported	Impact due to ASC 842	As adjusted
Prepaid expenses and other current assets	$(18,985)	$(36)	$(19,021)
Right-of-use lease assets and current and non-current lease liabilities	—	(472)	(472)
Other current liabilities	5,867	508	6,375

As a result of adopting ASU 2016-02, there was no impact to our consolidated statements of income.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to utilize a new impairment model, known as the current expected credit loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Under the new guidance, an entity recognizes an allowance for estimated credit losses upon recognition of the financial instrument. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses and subsequent recoveries. As we lost our emerging growth company status at the end of fiscal year ended December 31, 2021, we adopted ASU 2016-13 during the fourth quarter of 2021. The effective date of adoption was January 1, 2021. This standard did not have a have a material impact on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The update also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. As we lost our emerging growth company status at the end of fiscal year ended December 31, 2021, we adopted ASU 2017-04 during the fourth quarter of 2021. The effective date of adoption was January 1, 2021. This standard did not have a have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to the accounting for income taxes. As we lost our emerging growth company status at the end of fiscal year ended December 31, 2021, we adopted ASU 2019-12 during the fourth quarter of 2021. The effective date of adoption was January 1, 2021. This standard did not have a have a material impact on our consolidated financial statements and related disclosures.

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2021 and 2020, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2021, 2020 and 2019.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2021 and 2020, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2021	2020
Customer relationships	3 – 6 years	$381	$381
Trademarks (1)	4 – 10 years	3,241	3,148
Total intangible assets		3,622	3,529
Less accumulated amortization		(2,410)	(2,269)
Total intangible assets, net		$1,212	$1,260
(1)
Includes $0.6 million and $0.7 million of intangible assets not subject to amortization as of December 31, 2021 and 2020, respectively.

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.1 million, $0.3 million, and 0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2022	$121
2023	117
2024	106
2025	96
2026	79
Thereafter	170
Total amortization expense	$689

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2021	2020
Office and warehouse equipment and fixtures	$10,873	$14,195
Computer equipment and capitalized software	5,818	7,839
Leasehold improvements	1,217	3,432
Other	385	397
Total property and equipment	18,293	25,863
Less accumulated depreciation and amortization	(9,347)	(14,652)
Total property and equipment, net	$8,946	$11,211

Total depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $4.4 million, $4.5 million, and $3.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, $2.4 million, $2.4 million, and $2.2 million, respectively, was recorded in general and administrative expense and $2.0 million, $2.1 million, and $1.4 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statements of income.

Note 5. Leases

During the fourth quarter of 2021 we adopted ASU 2016-02. The effective date of adoption was January 1, 2021 and as part of our adoption we retrospectively adjusted financial statements for the first three quarters of 2021. See Note 2, Significant Accounting Policies for more information.

We lease office and warehouse space and equipment used in connection with our operations under various operating leases, some of which provide for rental payments on a graduated basis, rent holidays and other incentives. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as right-of-use lease assets and lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term and adjusted for items such as initial direct costs paid or incentives received.

The following table includes the components of our lease expense recorded in fulfillment expenses and general and administrative expenses in the accompanying consolidated statements of income.

Year Ended December 31,
2021
(in thousands)
Operating lease expense	$4,528
Short-term lease expense	183
Variable lease expense	247
Total	$4,958

The following table presents future minimum lease payments and the impact of discounting as of December 31, 2021.

December 31, 2021
(in thousands)
2022	$3,851
2023	3,201
2024	—
2025	—
2026	—
Total minimum lease payments (1)	7,052
Less imputed interest	(109)
Present value of lease liabilities	$6,943
(1)
Excludes approximately $6.3 million of future minimum lease payments (undiscounted basis) for leases that had not commenced as of December 31, 2021. These leases are expected to commence in 2022 with lease terms ranging from three months to ten years from commencement. In addition, excludes approximately $7.3 million of future minimum lease payments (undiscounted basis) for a lease that we entered into in January 2022. This lease commenced in February 2022 and has a term of five years from commencement.

The weighted-average remaining term for our leases as of December 31, 2021 was 1.9 years. The weighted-average discount rate for our leases as of December 31, 2021 was 1.7%.

Supplemental cash flow information related to our leases is as follows:

Year Ended December 31,
2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,321
Supplemental non-cash information:
Lease assets obtained in exchange for new operating lease liabilities	1,440

A schedule of the future minimum lease payments under noncancelable operating leases as of December 31, 2020, in accordance with ASC 840, was as follows:

December 31, 2020
(in thousands)
2021	$4,802
2022	3,201
2023	3,197
2024	—
2025	—
Total minimum lease payments	$11,200

Rental expense was $4.7 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively, and is included in fulfillment expenses and general and administrative expenses in the accompanying consolidated statements of income.

Note 6. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of December 31, 2021 and 2020.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2021 and 2020.

Note 7. Commitments and Contingencies

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

Tax Contingencies

We are subject to income taxes in the United States and the United Kingdom, or UK. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates or whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

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

Leases

We have obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases.

Note 8. Income Taxes

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2021
	Current	Deferred	Total
U.S. federal	$6,233	$(4,696)	$1,537
State and local	2,008	(549)	1,459
Foreign	1,892	—	1,892
	$10,133	$(5,245)	$4,888

	December 31, 2020
	Current	Deferred	Total
U.S. federal	$975	$926	$1,901
State and local	381	550	931
Foreign	450	—	450
	$1,806	$1,476	$3,282

	December 31, 2019
	Current	Deferred	Total
U.S. federal	$8,446	$(700)	$7,746
State and local	4,218	(913)	3,305
Foreign	449	—	449
	$13,113	$(1,613)	$11,500

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities, reserves and other	$13,265	$8,775
UNICAP	4,419	2,513
Tax basis goodwill	1,484	1,791
Investment in FWRD	2,502	2,528
Equity-based compensation	1,600	1,693
Deferred revenue	1,694	1,319
Net operating loss	113	28
Gross deferred tax assets	25,077	18,647
Valuation allowance	(27)	(28)
Deferred tax assets, net of valuation allowance	25,050	18,619
Deferred tax liabilities:
Accrued expenses and reserves	(3,994)	(2,317)
State taxes	(420)	(585)
Depreciation	(1,577)	(1,903)
Total gross deferred liabilities	(5,991)	(4,805)
Net deferred tax assets	$19,059	$13,814

As of December 31, 2021, we had gross federal and state operating loss carryforwards of $0.1 million and $1.6 million, respectively. As of December 31, 2020, we had gross federal and state operating loss carryforwards of $0.1 million and $0.1 million, respectively. If not utilized, these losses will begin to expire in 2034. For the years ended December 31, 2021 and 2020, the valuation allowance was insignificant.

Our effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	December 31,
	2021	2020	2019
Computed “expected” tax expense	21.0%	21.0%	21.0%
Valuation allowance	—	(1.0)	(1.1)
State and local income taxes, net of federal tax benefit	1.1	1.2	5.8
Foreign-derived intangible income	(0.4)	(0.2)	(1.3)
Permanent items	0.1	0.5	1.2
Equity-based compensation	(16.8)	(15.9)	(1.2)
Other	(0.3)	(0.1)	—
	4.7%	5.5%	24.4%

For the years ended December 31, 2021, 2020 and 2019, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements. We do not anticipate there will be a material change in our recognition of uncertain tax positions in the next 12 months.

The tax years ended December 31, 2018 through 2021 remain subject to possible examination by the Internal Revenue Service and the tax years ended December 31, 2017 through 2021 remain subject to possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

Note 9. Equity-based Compensation

In 2013, Twist Holdings, LLC, or Twist, and Advance Holdings, LLC, or Advance, which became the Revolve Group, Inc., adopted equity incentive plans, which we refer to collectively as the 2013 Plan, pursuant to which the board of managers could grant options to purchase Class A units to officers and employees. Options could be granted with an exercise price equal to or greater than the unit’s fair value at the date of grant. All issued awards have 10 year terms and generally vest and become fully exercisable annually over five years of service from the date of grant. Awards will become fully vested upon the sale of the company.

On March 15, 2018, all outstanding options to purchase Class A units of Twist granted under the Twist Holdings, LLC 2013 Equity Incentive Plan, each of which we refer to as a Twist Option, were exchanged for options to purchase Class A units of Revolve Group, Inc. under the 2013 Plan. The number of Revolve Group, Inc. Class A units and the per unit exercise price of each converted option was adjusted from the underlying Twist Option by taking into account the implied values of Twist and Revolve Group, Inc. as of immediately before the exchange and in a manner that did not result in an increase to the intrinsic value of the converted option. In addition, the 2013 Plan was amended to increase the maximum number of Class A units available to be issued to 6,207,978.

Upon the effectiveness of the Corporate Conversion on June 6, 2019, as discussed in Note 2, Significant Accounting Policies, the options to purchase Class A units of Revolve Group, LLC were converted into options to purchase Class B common stock of Revolve Group, Inc. on a 1:1 basis and in a manner that did not result in an increase to the intrinsic value of the converted option.

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares to approximately 5.0 million shares. As of December 31, 2021, approximately 4.9 million common shares remain available for future issuance under the 2019 Plan. On January 1, 2022, the number of shares available under the 2019 Plan was further increased by 3.7 million shares to approximately 8.6 million shares.

The grant-date fair value of RSUs is measured on the grant date based on the closing fair market value of our Class A common stock. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs such as expected term, fair value per unit of our Class A shares, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. We utilized the simplified method for calculating expected term for the years ended December 31, 2021, 2020 and 2019 using the average of the vesting period and the contractual life of the option, as we do not have enough historical data to estimate the expected term. The dividend yield is 0%, as we have not paid, nor do we expect to pay, dividends. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. For the options granted in 2021, expected volatility is estimated based on the average historical volatility of the Company's stock. For the options granted in 2020 and 2019, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. For the options granted during 2019, we relied on valuations of our Class A shares prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the results of which were aligned with our internal valuation approach. For the options granted during 2021 and 2020, the fair value is based on observable market prices.

All historical data presented in the tables within this footnote have been recast to retroactively reflect all share and per share data of options as if they had been issued by Revolve Group, Inc. and that both the reverse split and Corporate Conversion had occurred. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The weighted average assumptions for the grants in the years ended December 31, 2021, 2020 and 2019 are provided in the following table:

	December 31,
	2021	2020	2019
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	41.1%	40.2%	37.3%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	1.2%	0.6%	2.4%

Option activity under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2021	4,121,225	$9.20	7.0	$87,842
Granted	171,105	54.12	7.9
Exercised	(1,822,663)	7.03	—
Forfeited	(124,380)	21.89	—
Expired	(3,016)	15.27	—
Balance at December 31, 2021	2,342,271	13.48	7.5	100,232
Exercisable at December 31, 2021	446,294	11.00	5.8	20,101
Vested and expected to vest	2,342,271	13.48	7.5	100,232

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2021	20,140	$15.89	1.2	$628
Granted (1)	26,787	49.68	0.3	—
Vested	(14,591)	15.76
Forfeited	—	—
Unvested at December 31, 2021	32,336	43.94	0.6	1,812
(1)
Includes an adjustment of 8,876 shares underlying performance-based RSU awards made during the year ended December 31, 2021. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 171,105 options and 26,787 RSUs granted during the year ended December 31, 2021. The weighted average grant-date fair value of options and RSUs granted during the year ended December 31, 2021 was $22.99 per share and $49.68 per share, respectively.

As of December 31, 2021, there was $11.0 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.3 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $4.8 million, $3.4 million, and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. An excess income tax benefit of $17.6 million, $9.6 million and $0.6 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 10. Earnings (Net Loss) per Share

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

Basic earnings (net loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (net loss) per share represents net income divided by the weighted-average number of shares of common stock outstanding, inclusive of the effect of dilutive stock options and RSUs. For the year ended December 31, 2019, our potential dilutive shares relating to stock options and RSUs were not included in the computation of diluted earnings (net loss) per share as the effect of including these shares in the calculation would have been anti-dilutive. The undistributed earnings are allocated based on the participation rights of shares of Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

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

Basic and diluted earnings (net loss) per share and the weighted-average shares outstanding have been computed for all periods shown below to give effect to the reverse split, the Corporate Conversion and the repurchase of shares of Class B common stock that occurred in connection with our IPO. See Note 2, Significant Accounting Policies, for further information regarding the reverse split and Corporate Conversion.

The following table presents the calculation of basic and diluted earnings (net loss) per share:

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income	$51,426	$48,414	$16,165	$40,625	$4,805	$30,862
Repurchase of Class B common stock	—	—	—	—	(5,499)	(35,317)
Net income (loss) attributable to common stockholders - basic	51,426	48,414	16,165	40,625	(694)	(4,455)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	48,414	—	40,625	—	—	—
Reallocation of undistributed earnings to Class B shares	—	1,403	—	513	—	—
Net income (loss) attributable to common stockholders - diluted	$99,840	$49,817	$56,790	$41,138	$(694)	$(4,455)
Denominator
Weighted average shares used to compute earnings (net loss) per share — basic	37,350	35,163	19,861	49,912	7,719	49,575

Conversion of Class B to Class A common shares outstanding	35,163	—	49,912	—	—	—
Effect of dilutive stock options and RSUs	2,034	2,034	2,285	2,285	—	—
Weighted average number of shares used to compute earnings (net loss) per share — diluted	74,547	37,197	72,058	52,197	7,719	49,575
Earnings (net loss) per share:
Basic	$1.38	$1.38	$0.81	$0.81	$(0.09)	$(0.09)
Diluted	$1.34	$1.34	$0.79	$0.79	$(0.09)	$(0.09)

The following have been excluded from the computation of basic and diluted earnings (net loss) per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options to purchase common shares and RSUs	456	4,188	4,917

Note 11. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the years ended December 31, 2021, 2020 and 2019, no customer represented over 10% of net sales.

The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales
REVOLVE	$745,127	$500,898	$527,251
FWRD	146,263	79,751	73,742
Total	$891,390	$580,649	$600,993

Gross profit
REVOLVE	$420,151	$272,018	$292,042
FWRD	69,672	33,262	29,911
Total	$489,823	$305,280	$321,953

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2021, 2020 and 2019. The following table lists net sales by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$726,292	$467,515	$502,882
Rest of the world (1)	165,098	113,134	98,111
Total net sales	$891,390	$580,649	$600,993
(1)
No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net Sales
Fashion Apparel	$467,257	$322,436	$312,459
Dresses	223,203	131,015	178,197
Handbags, Shoes and Accessories	164,565	94,742	84,298
Beauty	30,049	24,454	11,420
Other (1)	6,316	8,002	14,619
Total net sales	$891,390	$580,649	$600,993

As a percentage of net sales
Fashion Apparel	52%	56%	52%
Dresses	25%	23%	30%
Handbags, Shoes and Accessories	19%	16%	14%
Beauty	3%	4%	2%
Other (1)	1%	1%	2%
Total net sales	100%	100%	100%
(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 12. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Expected merchandise returns, net	$18,521	$9,585
Advanced payments on inventory to be delivered from vendors	13,059	5,224
Prepaid insurance	1,859	1,425
Other	8,675	4,096
Total prepaid expenses and other current assets	$42,114	$20,330

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Marketing	$11,023	$6,463
Salaries and related benefits	8,216	9,158
Sales taxes	5,594	2,750
Selling and distribution	3,893	3,379
Other	5,173	2,983
Total accrued expenses	$33,899	$24,733

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Store credit	$9,630	$10,068
Gift cards	2,977	2,158
Other	6,309	3,595
Total other current liabilities	$18,916	$15,821

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders, or the Proxy Statement.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(a) Financial Statements. Our Consolidated Financial Statements listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this report.

(b) Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material or the information is presented in the consolidated financial statements or related notes.

(c) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this report or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Bylaws of Revolve Group, Inc.	10-Q	001-38927	3.2	August 12, 2019

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 26, 2020

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	March 26, 2021

10.12+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.15+	Executive Employment Agreement between Eminent, Inc. and David Pujades	S-1/A	333-227614	10.15	October 9, 2018

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Dated: February 28, 2022

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

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 28, 2022
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 28, 2022
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 28, 2022
Jesse Timmermans	(Principal Financial and Accounting Officer)

/s/ Melanie Cox	Director	February 28, 2022
Melanie Cox

/s/ Oana Ruxandra	Director	February 28, 2022
Oana Ruxandra
/s/ Marc Stolzman	Director	February 28, 2022
Marc Stolzman