Form 10-Q
period 2022-03-31
Revolve Group, Inc.
filed 2022-05-03
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 26, 2022, 40,711,048 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

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
•
Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer and influencer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.
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
•
Consumer confidence, shopping behavior and spending has been and may continue to be negatively impacted by many factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation and Russia’s war against Ukraine, which may adversely affect our business, operating results and financial condition.
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
•
If we cannot successfully protect our intellectual property, our business would suffer.
•
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$270,607	$218,455
Accounts receivable, net	11,386	4,639
Inventory	179,245	171,259
Income taxes receivable	466	3,375
Prepaid expenses and other current assets	58,127	42,114
Total current assets	519,831	439,842
Property and equipment (net of accumulated depreciation of $10,418 and $9,347 as of March 31, 2022 and December 31, 2021, respectively)	8,867	8,946
Right-of-use lease assets	16,618	6,566
Intangible assets, net	1,259	1,212
Goodwill	2,042	2,042
Other assets	3,107	2,746
Deferred income taxes	19,059	19,059
Total assets	$570,783	$480,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,126	$54,345
Income taxes payable	2,761	—
Accrued expenses	40,622	33,899
Returns reserve	69,626	49,296
Current lease liabilities	3,829	3,766
Other current liabilities	25,207	18,916
Total current liabilities	217,171	160,222
Non-current lease liabilities	13,114	3,177
Total liabilities	230,285	163,399
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 40,538,314 and 40,276,417 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	41	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 32,760,535 and 32,956,904 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	105,206	103,590
Retained earnings	235,218	213,351
Total stockholders' equity	340,498	317,014
Total liabilities and stockholders’ equity	$570,783	$480,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$283,498	$178,907
Cost of sales	129,087	82,242
Gross profit	154,411	96,665
Operating expenses:
Fulfillment	7,290	4,367
Selling and distribution	46,586	24,977
Marketing	45,250	26,228
General and administrative	26,835	19,878
Total operating expenses	125,961	75,450
Income from operations	28,450	21,215
Other (income) expense, net	(516)	233
Income before income taxes	28,966	20,982
Provision for (benefit from) income taxes	6,398	(1,270)
Net income	$22,568	$22,252
Earnings per share of Class A and Class B common stock:
Basic	$0.31	$0.31
Diluted	$0.30	$0.30
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,264	71,782
Diluted	74,803	74,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$22,568	$22,252
Other comprehensive (loss) income:
Cumulative translation adjustment	(701)	104
Total other comprehensive (loss) income	(701)	104
Total comprehensive income	$21,867	$22,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$22,568	$22,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,102	1,149
Equity-based compensation	1,491	976
Deferred income taxes	—	2,423
Changes in operating assets and liabilities:
Accounts receivable	(6,747)	(1,963)
Inventories	(7,986)	(5,183)
Income taxes receivable	2,909	(4,700)
Prepaid expenses and other current assets	(16,013)	(5,813)
Other assets	(361)	(2,346)
Accounts payable	20,781	10,349
Income taxes payable	2,761	637
Accrued expenses	6,723	1,016
Returns reserve	20,330	11,869
Right-of-use lease assets and current and non-current lease liabilities	(52)	(222)
Other current liabilities	6,291	2,765
Net cash provided by operating activities	53,797	33,209
Investing activities:
Purchases of property and equipment	(1,070)	(736)
Net cash used in investing activities	(1,070)	(736)
Financing activities:
Proceeds from the exercise of stock options, net	126	4,317
Net cash provided by financing activities	126	4,317
Effect of exchange rate changes on cash and cash equivalents	(701)	104
Net increase in cash and cash equivalents	52,152	36,894
Cash and cash equivalents, beginning of period	218,455	146,013
Cash and cash equivalents, end of period	$270,607	$182,907
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$713	$364
Operating leases	$1,369	$1,397
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$11,105	$1,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online fashion retailer for Millennial and Generation Z consumers. Through our websites and mobile applications we deliver an aspirational customer experience from a vast, yet curated merchandise offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles, or GAAP, in the United States can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Impact of COVID-19 on Our Business

There continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. While demand for our products improved, the extent of this increased demand in the future remains uncertain. A resurgence of the pandemic may result in business restrictions and social distancing mandates, the cancellation of large, in-person brand marketing events, supply chain disruptions, changes in consumer behavior and an increase in the cost of goods sold.

We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect given the continued uncertainty of the COVID-19 pandemic, and we could exhaust our available financial resources sooner than we currently expect.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, goodwill, and breakage of store credit and gift cards.

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

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 30 days of the original purchase date and may be exchanged up to 60 days from the original purchase date. We modified our policy during the holiday season to extend the return and exchange period. In addition, to provide our customers with more flexibility to return or exchange during this time of increased social distancing as a result of the COVID-19 pandemic, merchandise returns for purchases made starting in March 2020 may be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned.

The following table presents a rollforward of our sales return reserve for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$49,296	$25,602
Returns	(318,392)	(135,341)
Provisions	338,722	147,210
Ending balance	$69,626	$37,471

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of March 31, 2022 and December 31, 2021.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2022 and December 31, 2021.

Note 4. Equity-based Compensation

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our initial public offering, or IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares and on January 1, 2022, the number of shares available under the 2019 Plan was further increased by 3.7 million shares. As of March 31, 2022, approximately 8.3 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the three months ended March 31, 2022 under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2022	2,342,271	$13.48	7.5	$100,232
Granted	308,937	46.83	9.8
Exercised	(51,399)	9.59	—
Forfeited	(31,687)	32.83	—
Expired	(400)	10.32	—
Balance at March 31, 2022	2,567,722	17.33	7.6	93,895
Exercisable at March 31, 2022	692,155	11.23	6.2	29,391
Vested and expected to vest	2,567,722	17.33	7.6	93,895

RSU award activity for the three months ended March 31, 2022 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2022	32,336	$43.94	0.6	$1,812
Granted (1)	61,032	45.63	0.9
Released	(23,003)	46.86
Forfeited(2)	(33,978)	45.65
Unvested at March 31, 2022	36,387	43.33	1.0	1,954
(1)
Includes an adjustment of 1,165 shares underlying performance-based RSU awards made during the three months ended March 31, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (33,978) shares underlying performance-based RSU awards made during the three months ended March 31, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 308,937 options and 59,867 RSUs granted during the three months ended March 31, 2022. The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 was $23.75 per share. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2022 was $45.63 per share.

As of March 31, 2022, there was $17.4 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.7 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.5 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. There was an excess income tax benefit of $0.5 million and $6.7 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended March 31, 2022 and 2021, respectively.

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

Legal Proceedings

We were a defendant in a purported class action lawsuit filed in the Superior Court of California, Los Angeles County, which was filed in May 2019, arising from employee wage-and-hour claims under California law for alleged meal period, rest period, payment of wages at separation, wage statement violations, and unfair business practices. On January 6, 2020, we and the individual plaintiff in the case entered into a binding memorandum of understanding to settle the case. In December 2019, we accrued approximately $1.0 million to general and administrative expenses. On January 5, 2021, the court granted approval of the settlement, which was subsequently paid by the Company during the first quarter of 2021.

On March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and we have recorded an accrual for an amount equal to a self-insured retention under our insurance policy.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Income before income taxes	$28,966	$20,982
Provision for (benefit from) income taxes	6,398	(1,270)
Effective tax rate	22.1%	(6.1%)

The increase in the effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	65,528	1	125	—	126
Equity-based compensation	—	—	1,491	—	1,491
Cumulative translation adjustment	—	—	—	(701)	(701)
Net income	—	—	—	22,568	22,568
Ending balance	73,298,849	$74	$105,206	$235,218	$340,498

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	766,809	1	4,316	—	4,317
Equity-based compensation	—	—	976	—	976
Cumulative translation adjustment	—	—	—	104	104
Net income	—	—	—	22,252	22,252
Ending balance	72,163,515	$72	$91,332	$136,309	$227,713

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$12,424	$10,144	$10,779	$11,473
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	10,144	—	11,473	—
Reallocation of undistributed earnings to Class B common stock	—	256	—	328
Net income attributable to common stockholders — diluted	$22,568	$10,400	$22,252	$11,801
Denominator
Weighted average shares used to compute earnings per share — basic	40,333	32,931	34,771	37,011
Conversion of Class B to Class A common stock outstanding	32,931	—	37,011	—
Effect of dilutive stock options and RSUs	1,539	1,539	2,251	2,251
Weighted average number of shares used to compute earnings per share — diluted	74,803	34,470	74,033	39,262
Earnings per share:
Basic	$0.31	$0.31	$0.31	$0.31
Diluted	$0.30	$0.30	$0.30	$0.30

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options to purchase Class B shares and RSUs	482	119

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three months ended March 31, 2022 and 2021, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2022	2021
REVOLVE	$237,740	$152,160
FWRD	45,758	26,747
Total	$283,498	$178,907

Gross profit
REVOLVE	$133,693	$84,213
FWRD	20,718	12,452
Total	$154,411	$96,665

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$237,875	$143,285
Rest of the world (1)	45,623	35,622
Total	$283,498	$178,907

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net Sales
Fashion Apparel	$139,779	$103,501
Dresses	84,079	33,948
Handbags, Shoes and Accessories	49,628	32,300
Beauty	8,435	7,949
Other (1)	1,577	1,209
Total net sales	$283,498	$178,907

As a percentage of net sales
Fashion Apparel	49%	58%
Dresses	30%	19%
Handbags, Shoes and Accessories	17%	18%
Beauty	3%	4%
Other (1)	1%	1%
Total net sales	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Expected merchandise returns, net	$26,393	$18,521
Advanced payments on inventory to be delivered from vendors	13,712	13,059
Prepaid marketing	8,505	2,746
Prepaid insurance	1,001	1,859
Other	8,516	5,929
Total prepaid expenses and other current assets	$58,127	$42,114

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Marketing	$16,297	$11,023
Sales taxes	5,801	5,594
Salaries and related benefits	5,438	8,216
Selling and distribution	5,271	3,893
Other	7,815	5,173
Total accrued expenses	$40,622	$33,899

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Store credit	$9,898	$9,630
Gift cards	3,129	2,977
REVOLVE Loyalty Club liability	3,606	2,974
Other	8,574	3,335
Total other current liabilities	$25,207	$18,916

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors,” “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and in our condensed consolidated financial statements and the related notes thereto.

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

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast, yet curated, offering of apparel, footwear, accessories and beauty styles. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 1,000 emerging, established and owned brands. Through nearly 20 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

We sell merchandise through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE, we offer an assortment of premium apparel, footwear, accessories and beauty products from emerging, established and owned brands. Through FWRD, we offer an assortment of curated and elevated iconic and emerging luxury brands. REVOLVE has historically been focused on the discovery of trend-driven, ready-to-wear styles, while FWRD has been more heavily weighted toward the statement pieces in her wardrobe such as shoes and handbags. We believe that FWRD provides our customer with a unique destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial and Generation Z consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, personalized email marketing and mobile “push” communications through our mobile applications.

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers.

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the United Kingdom, or the UK, the European Union, or the EU, and Australia, and further expanded to New Zealand, Singapore and Canada in 2020, Poland, Spain, Switzerland and the UAE in 2021, and Saudi Arabia in 2022. We are gradually increasing our level of investment in international expansion by continuing to focus on Europe, Australia and Canada as well as Asia Pacific and the Middle East. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Impact of COVID-19

There continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. While demand for our products improved, the extent of this increased demand in the future remains uncertain. A resurgence of the pandemic may result in business restrictions and social distancing mandates, the cancellation of large, in-person brand marketing events, supply chain disruptions, changes in consumer behavior and an increase in the cost of goods sold.

The majority of our facilities and employees are based in Los Angeles County where the government has in the past imposed, and may in the future impose restrictions designed to slow the spread of COVID-19. To further prevent the spread of COVID-19, we offer guidance and incentives to our employees to promote vaccine uptake.

Government restrictions on travel and social distancing caused the postponement or cancellation of several REVOLVE brand marketing events including the #REVOLVEfestival in 2020 and 2021, as well as other social activities that drove demand for many of our products. As restrictions eased, we have been able to host in-person events with reduced attendance capacity and in April 2022 we once again hosted the #REVOLVEfestival after a two-year hiatus. Varying levels of restriction remain within the United States and in certain of our key markets around the world and it is unclear how these restrictions will evolve or if the COVID-19 pandemic will spur long-term changes in consumer behavior.

While trends further improved during the first quarter of 2022, we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic and to what extent the recent improved trends will continue.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except average order value and percentages)
Gross margin	54.5%	54.0%
Adjusted EBITDA	$31,543	$23,340
Free cash flow	$52,727	$32,473
Active customers	2,041	1,477
Total orders placed	2,156	1,282
Average order value	$288	$256

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

The COVID-19 pandemic impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this temporary product mix shift began to reverse late in the first quarter of 2021 with growth in the dresses category rebounding strongly. During the first quarter of 2022, the product mix shift continued to reverse with growth in the dresses category significantly outpacing growth within other categories. We also shifted more of our inventory purchases in 2020 to third-party brands where we can make shallower initial inventory commitments across a broader range of styles. We began reinvesting in our owned brand platform in late 2020 and throughout 2021, which has resulted in year-over-year improvement in the mix of owned brand sales beginning in the fourth quarter of 2021 and continuing into the first quarter of 2022. We will continue to invest in the owned brand platform and expect a further increase in the mix of owned brand sales in 2022.

Certain of our competitors and other retailers report cost of sales differently than we do. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other (income) expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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

Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
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

A reconciliation of non-GAAP Adjusted EBITDA to net income for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$22,568	$22,252
Excluding:
Other (income) expense, net	(516)	233
Provision for (benefit from) income taxes	6,398	(1,270)
Depreciation and amortization	1,102	1,149
Equity-based compensation	1,491	976
Non-routine items(1)	500	—
Adjusted EBITDA	$31,543	$23,340

(1)	Non-routine items in the three months ended March 31, 2022 relate to a self-insured retention payable under our insurance policy.

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

Free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, purchases of property and equipment and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$53,797	$33,209
Purchases of property and equipment	(1,070)	(736)
Free cash flow	$52,727	$32,473
Net cash used in investing activities	$(1,070)	$(736)
Net cash provided by financing activities	$126	$4,317

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

Active customers increased during the period ended March 31, 2022 as compared to the period ended March 31, 2021 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in the United States and other key regions round the world.

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

Total orders placed increased in the three months ended March 31, 2022 relative to the same period in 2021 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in the United States and other key regions round the world.

Average Order Value

We define average order value as the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the mix of product categories sold, the number of units in each order, the percentage of sales at full price, and for sales at less than full price, the level of markdowns.

Average order value increased in the three months ended March 31, 2022 relative to the same period in 2021, primarily due to a higher percentage of full price sales, a shift in mix back to higher price point merchandise including a higher mix in sales within the FWRD segment, partially offset by a decline in average units per order.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020 due to business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. However, there continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. Our business operations and results of operations may continue to be adversely affected and recent favorable trends may not continue, including as a result of:

•
varying levels of restrictions within the United States as well as certain key regions around the world;
•
increases in COVID-19 cases as a result of COVID-19 variants;
•
an increase in the cost of materials and disruption to the supply chain caused by distribution and other logistical issues, including labor shortages as well as potential bankruptcies impacting our suppliers or manufacturing partners;
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

Customer Acquisition and Retention and Growth in Brand Awareness

Our focus since inception has been on profitable growth, which has created our disciplined approach to acquiring new customers and retaining existing customers at a reasonable cost, relative to the contributions we expect from such customers. Failure to attract new visitors to our sites and convert them to customers would impact future net sales growth.

Social media and influencer-based marketing continued to gain popularity and the market for these channels became increasingly competitive. Despite the changing external environment and competitive landscape, we believe we were able to maintain the effectiveness and efficiency of these channels, although competition from others that have adopted similar practices make it increasingly difficult to differentiate ourselves. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic during 2020, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which has a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. As restrictions eased, we have been able to host in-person events with reduced attendance capacity and in April 2022 we once again hosted the #REVOLVEfestival after a two-year hiatus. We plan to continue to conduct in person events at varying levels of scale in the future.

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, especially as broad-based consumer demand began to increase in early 2021, which has increased our cost to acquire and retain customers and may adversely affect our operating results. Furthermore, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers, which may adversely affect our operating results. Additionally, in February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices. To maximize our opportunity to capture consumer demand as economies reopen, during 2021 and during the first quarter of 2022 we increased our marketing investment and we intend to continue to make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater share of active customers over time.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party, iconic luxury and owned brands. Our product mix consists primarily of apparel, footwear, accessories and beauty products.

Our merchandise mix across our two reporting segments and across our owned brand and third-party products carry a range of margin profiles and may cause fluctuations in our gross margin. For example, our owned brands have generally contributed higher gross margin as compared to third-party brands. We will continue to seek to increase the percentage of net sales from owned brands in an effort to increase our gross margin over time. Shifts in our owned brand mix and our broader category merchandise mix may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory write-offs, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand had initially been adversely impacted as a result of COVID-19. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. As our sales demand improved in 2021 and remained strong in the first quarter of 2022, we significantly increased our investment in inventory to support this demand. Our response may continue to impact the pace of growth in net sales in the near term as we may not have sufficient levels of inventory to meet customer demand in certain categories. Conversely, if demand does not support our inventory commitments, we may carry excess inventory leading to higher markdowns, adversely impacting gross margins.

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

The REVOLVE segment contributes to a majority of our net sales, representing 83.9% and 85.0% of our net sales for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, REVOLVE generated $237.7 million and $152.2 million in net sales, respectively, representing an increase of 56.2%. The net sales increase in the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value.

The FWRD segment contributes to a smaller, although expanding, portion of our overall net sales, representing 16.1% and 15.0% of our net sales for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, FWRD generated $45.8 million and $26.7 million in net sales, respectively, representing an increase of 71.1%. The net sales increase in the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value.

Net sales to customers outside of the United States contributed to 16.1% and 19.9% of our net sales for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, net sales to customers outside of the United States were $45.6 million and $35.6 million, respectively, representing an increase of 28.1%.

Despite our strong operating results for the three months ended March 31, 2022, consumer confidence, shopping behavior and spending are impacted by various macro factors, including the COVID-19 pandemic, supply chain challenges, the war in Ukraine, inflation and labor shortages, which may adversely impact net sales and our gross margin in the near-term and the long-term impact remains unpredictable. In addition, net sales to customers outside of the United States are also impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. Increases in taxes and negative movements in certain currencies have also had, and may continue to have, an adverse impact on our financial results.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typical concentration of net sales in the holiday quarter. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival in 2020 and 2021, which historically contributed to peak sales during the second quarter of each fiscal year. As restrictions eased, we have been able to host in-person events with reduced attendance capacity and in April 2022 we once again hosted the #REVOLVEfestival. The seasonality for 2022 remains unknown, but with the exception of the COVID-19 pandemic and other unpredictable events, we expect our historical seasonality to revert to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the fulfillment center, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short-term reflecting pressure from increased costs such as wages and an expected year-over-year increase in our return rate in 2022 due to product mix and other input cost pressures, to be at least partially offset by operating efficiencies from increased scale as well as automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to increase year-over-year as a percentage of net sales in the short term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise as well as increases in shipping costs, particularly fuel surcharges.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also include investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FWRD brands and expanding our owned brand presence. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. In 2021 and the first quarter of 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, but remain relatively consistent as a percentage of net sales. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, owned brands, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. In 2021, we reinvested significantly to expand our team to support our strong growth. General and administrative expenses are expected to increase in the near term as we plan to continue to invest in our team to support future growth. Over the long-term, we expect general and administrative expenses to continue to increase moderately in absolute dollars to support business growth and meet our obligations as a public company with general and administrative expenses as a percentage of revenue declining over the long-term as we scale out business and leverage our investments in this area.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest expense and other fees associated with our line of credit and interest income on our money market funds.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net sales	$283,498	$178,907
Cost of sales	129,087	82,242
Gross profit	154,411	96,665
Operating expenses:
Fulfillment expenses	7,290	4,367
Selling and distribution expenses	46,586	24,977
Marketing expenses	45,250	26,228
General and administrative expenses	26,835	19,878
Total operating expenses	125,961	75,450
Income from operations	28,450	21,215
Other (income) expense, net	(516)	233
Income before income taxes	28,966	20,982
Provision for (benefit from) income taxes	6,398	(1,270)
Net income	$22,568	$22,252

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	45.5%	46.0%
Gross profit	54.5%	54.0%
Operating expenses:
Fulfillment expenses	2.6%	2.4%
Selling and distribution expenses	16.4%	14.0%
Marketing expenses	16.0%	14.7%
General and administrative expenses	9.5%	11.1%
Total operating expenses	44.5%	42.2%
Income from operations	10.0%	11.8%
Other (income) expense, net	(0.2%)	0.1%
Income before income taxes	10.2%	11.7%
Provision for (benefit from) income taxes	2.3%	(0.7%)
Net income	7.9%	12.4%

Comparison of the Three Months Ended March 31, 2022 and 2021

Net Sales

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Net sales	$283,498	$178,907	$104,591	58.5%

The increase in net sales for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders placed by customers of 68.2% and increase in average order value of 12.5% as compared to the same period in 2021, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 56.2% to $237.7 million in the three months ended March 31, 2022 compared to net sales of $152.2 million in the same period in 2021. Net sales generated from our FWRD segment increased 71.1% to $45.8 million in the three months ended March 31, 2022 as compared to net sales of $26.7 million in the same period in 2021.

Cost of Sales

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of sales	$129,087	$82,242	$46,845	57.0%
Percentage of net sales	45.5%	46.0%

The increase in cost of sales for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a higher percentage of full price sales combined with a shift in category mix of merchandise sales and a higher mix of owned brand sales, partially offset by higher inventory write-offs as compared to the same period in 2021. Owned brand sales generally carry higher gross margins than that of third-party brand sales.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Fulfillment expenses	$7,290	$4,367	$2,923	66.9%
Percentage of net sales	2.6%	2.4%

Fulfillment expenses for the three months ended March 31, 2022 were higher as compared to the same period in 2021 due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases and higher wages for fulfillment staff.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Selling and distribution expenses	$46,586	$24,977	$21,609	86.5%
Percentage of net sales	16.4%	14.0%

The increase in selling and distribution expenses for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $14.4 million, merchant processing fees increased $3.8 million, other selling expenses increased $2.3 million and customer service costs increased $1.1 million for the three months ended March 31, 2022 as compared to the same period in 2021. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and fuel surcharges.

Marketing Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Marketing expenses	$45,250	$26,228	$19,022	72.5%
Percentage of net sales	16.0%	14.7%

The increase in marketing expenses for the three months ended March 31, 2022, as compared to the same period in 2021, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expenses of $13.5 million as well as an increase of $5.5 million in brand marketing events. The higher investment in 2022 is reflective of the increasing cost to acquire new customers and retain existing customers as well as investments made in brand marketing initiatives including The Homecoming Weekend events that took place in the first quarter during Super Bowl weekend and the opening of the Revolve Social Club in March 2022.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative expenses	$26,835	$19,878	$6,957	35.0%
Percentage of net sales	9.5%	11.1%

The increase in general and administrative expenses for the three months ended March 31, 2022, as compared to the same period in 2021, was due to a $4.2 million increase in salaries and related benefits and equity-based compensation expense related to increases in our headcount, a $1.5 million increase in other operating expenses to support business growth, and a $1.3 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by growth in net sales significantly outpacing growth in general and administrative expenses.

Income Taxes

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Income before income taxes	$28,966	$20,982
Provision for (benefit from) income taxes	6,398	(1,270)
Effective tax rate	22.1%	(6.1%)

The increase in the effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$270,607	$218,455
Accounts receivable, net	11,386	4,639
Working capital(1)	302,660	279,620

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of March 31, 2022, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of March 31, 2022 and December 31, 2021.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2022 and December 31, 2021.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth. We used a substantial portion of the proceeds from the IPO to repurchase shares of our Class B common stock. We believe that our existing cash and cash equivalents, cash flows from operations as well as the available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the "Risk Factors" section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Historical Cash Flows

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$53,797	$33,209
Net cash used in investing activities	(1,070)	(736)
Net cash provided by financing activities	126	4,317

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2022, we generated $53.8 million of operating cash flow as compared to $33.2 million for the same period in 2021. The increase in our operating cash flow was primarily due to positive impact from changes in working capital.

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

Net cash used in investing activities was $1.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash provided by financing activities was $0.1 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively, and was attributable to the cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021 we did not have any material off balance sheet arrangements, except for operating leases that had not commenced as of such dates.

Contractual Obligations

As of March 31, 2022, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

Emerging Growth Company Status

As of December 31, 2021, we are no longer an emerging growth company due to our becoming a "large accelerated filer" as defined in Rule 12b-2 of the Exchange Act, which required us to significantly accelerate our compliance efforts to, for example, engage our independent registered public accounting firm to attest to the effectiveness of our internal controls as required by Section 404(b) of the Sarbanes-Oxley Act in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this report for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

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

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our net sales are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries and territories in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements and we have not engaged in any foreign currency hedging transactions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, financial condition, results of operations or cash flows. Future litigation may be necessary to defend ourselves and to determine the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our Class A common stock involves certain risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

The COVID-19 pandemic has had, and may continue to have, severe negative repercussions across local, state and national economies, financial markets and our industry. The COVID 19 pandemic has subjected us to many risks, including the impact from:

•
business restrictions and social distancing mandates, which have caused us to adjust how we operate our business;
•
the cancellation of large, in-person brand marketing events in 2020 and 2021, including the #REVOLVEfestival, which have historically driven customer acquisition and demand for our merchandise, and the relatively increased expense and lower return from hosting smaller in-person events;
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

In addition, as a result of the COVID-19 pandemic, the vast majority of our corporate employees continue to work remotely most days of the work week. It is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the COVID-19 pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

The ultimate scope and duration of the COVID-19 pandemic’s impact on the global economy and our industry are difficult to predict. There can be no assurances that the actions we have already taken or will take in response to the COVID-19 pandemic will prevent or mitigate any associated risks or repercussions. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, spread and severity of the pandemic, the availability, effectiveness and uptake of vaccines for COVID-19, the emergence of new variants of COVID-19 and whether existing vaccines are effective over the long term and with respect to such variants, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on customer behavior, including any recession resulting from the COVID-19 pandemic, all of which are unpredictable. An extended period of economic disruption as a result of the COVID-19 pandemic would have a material negative impact on our business, financial position, results of operations and growth prospects. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this report.

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer and influencer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Over the course of 2021, we offered over 850 emerging and established brands through REVOLVE, including 30 brands developed and owned by us, which we refer to as owned brands, and almost 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. Furthermore, the impact of macro economic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as UPS, FedEx and DHL. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. If these third parties increase their rates or add incremental surcharges, our costs may increase which could have a material adverse impact on our financial results. In addition, macro economic events have negatively impacted and may continue to impact the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted. In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

Customer and influencer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support, brand marketing events or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. As a result of COVID-19-related travel restrictions and social distancing measures, our ability to engage with consumers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other large scale in-person activities that we have used to acquire customers and drive sales were significantly reduced in 2020 and certain periods during 2021. With recent easing of restrictions, we have been able to host in-person events with reduced attendance capacity such as The REVOLVE Gallery and the Dundas Fashion Show and in April 2022 we once again hosted the #REVOLVEfestival after a two-year hiatus. However, it is possible that these events and events like them may be less impactful in the future and our ability to conduct in-person events is uncertain. If our shifts in marketing to address potential restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network of influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest, YouTube and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior evolves, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire customers and our financial condition may suffer.

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

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty styles to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. Demand may be affected by macro economic factors such as inflation, consumer confidence and events like the COVID-19 pandemic, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business has not historically followed that of traditional retailers, such as typical concentration of net sales in the holiday quarter. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each fiscal year. We have experienced seasonally slower activity during the first quarter. As a result of the COVID-19 pandemic and the postponement and cancellation of several events such as #REVOLVEfestival in 2020 and 2021, our seasonality has not followed typical patterns in recent periods. The duration of COVID-19 is highly uncertain and if we are once again forced to postpone or cancel large scale in-person events such as #REVOLVEfestival, our seasonality will likely be impacted.

It may be difficult to accurately forecast demand and determine appropriate levels of product to purchase. We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. Pressures have continued into the first quarter of 2022, with strict lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been impacted by COVID-19, the war in Ukraine, labor shortages and other factors and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges due to a number of factors, including the COVID-19 pandemic, the war in Ukraine, port closures and labor shortages, we have experienced delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

In addition, merchandise and materials we receive from vendors and suppliers may not be of sufficient quality or free from damage or such merchandise may be damaged during shipping, while stored in our fulfillment centers or when returned by customers. We may incur additional expenses and our reputation could be harmed if customers and potential customers believe that our merchandise does not meet their expectations, is not properly labeled or is damaged.

We rely on third-party suppliers, manufacturers, distributors and other vendors and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our products under our owned brands. COVID-19 outbreaks in key regions have led to and may continue to lead to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. Pressures have continued into the first quarter of 2022, with strict lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. While we have maintained long-standing relationships with many of our largest suppliers, we engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, the current volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to pass such increases on to our customers.

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 outbreaks, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including Russia’s invasion of Ukraine, or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of the goods between the United States and China. COVID-19 outbreaks have caused and may continue to cause delayed shipments from our manufacturing partners and other third-party suppliers. Pressures have continued into the first quarter of 2022, with strict lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

In response to reduced consumer demand as a result of the COVID-19 pandemic in 2020, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021 and the first quarter of 2022, we have invested and will continue to invest in inventory. Despite our efforts to increase our inventory purchases in response to increased consumer demand, there is a risk that we may not be able to secure sufficient inventory in the appropriate categories or in total to support this increased demand. Furthermore, if consumer demand decreases again, we may not be able to respond quickly enough to adjust our inventory position accordingly.

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

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include COVID-19 outbreaks and resulting restrictions, inflation, war, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, increasing inflationary pressures, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes reduce consumer confidence and have, and in the future could, negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business.

Consumer confidence, shopping behavior and spending has been and may continue to be negatively impacted by many factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation and Russia’s war against Ukraine, which may adversely affect our business, operating results and financial condition.

Consumer spending habits for the merchandise we sell are affected by many factors beyond our control. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience new surges. Pressures have continued into the first quarter of 2022, with strict lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity.

The rapidly developing war in Ukraine has resulted in the imposition of unprecedented, potentially prolonged, economic sanctions on Russia and other responses from the United States and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets.

Other factors affecting consumers’ disposable income and confidence in future economic conditions include levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, prevailing economic conditions, increasing inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

The COVID-19 pandemic, the Russia-Ukraine conflict and other potential, adverse developments in any of these areas, could lead to a reduction in the demand for our merchandise, increase our cost of goods, freight cost and payroll costs, decrease our inventory turnover, cause greater markdowns and otherwise adversely affect our business, operating results and financial condition.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in net sales generated from the brands on our sites, including as a result of macro economic factors, seasonality trends and the timing and success of large, in-person events that we host, such as the #REVOLVEfestival in the Coachella Valley;
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

A significant portion of our expenses are fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net sales. As a result of the COVID-19 pandemic’s negative impact on our net sales, we reduced our marketing investments and certain fixed costs in 2020 and certain periods of 2021. These short-term reductions may have a longer-term negative impact on customer acquisition and the lifetime value of our customer. Furthermore, we may be unable to adjust our investments in a timely manner to support increasing demand and higher net sales or compensate for any incremental unexpected shortfall in net sales. Any failure to accurately predict net sales or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

Our past growth rates are not indicative of expected results in the near term.

Although our net sales and profitability have grown over time, this should not be considered as indicative of our future near term performance. We may not be successful in navigating through macro economic challenges and may not be successful in executing our growth strategy. Even if we manage through external challenges effectively and achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may not fully recover and could decline or grow more slowly than we expect.

We believe that the sustainability of our recent revenue growth, and potential future growth, will depend upon, among other factors, our ability to:

•
address the short- and long-term macro economic challenges by adjusting our cost structure, meeting our customers’ service expectations, shifting our marketing strategy and maintaining a relevant merchandise assortment;
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
•
expand internationally; and
•
pursue strategic acquisitions.

We cannot assure you we will be able to achieve any of the foregoing. Our customer base may not continue to grow or may decline in the future due to increased competition, the maturation of our business or other factors. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

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

Our fulfillment operations are currently largely centralized in a single 281,000 square foot facility located in California. We also entered into a lease in March 2022 for another 96,000 square foot facility located in Pennsylvania that we expect to be operational by the end of the second quarter of 2022. We expect that our current capacity in these facilities will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed and any expansion of our fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales and such expected sales may not occur.

Our current primary fulfillment center is located Los Angeles County, which has imposed varying restrictions on businesses over the course of the COVID-19 pandemic in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our Los Angeles fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. Government authorities may impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment centers. We have experienced positive COVID-19 cases in our Los Angeles fulfillment center and may experience more positive COVID-19 cases. If restrictions are re-imposed or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our customer experience and operating results.

The vast majority of our merchandise is currently received at and distributed from a single fulfillment center in Los Angeles County, which is not operated by a third party. We also entered into a lease in March 2022 for a second fulfillment center in Pennsylvania that we expect to be operational by the end of the second quarter of 2022 and which will also not be operated by a third party. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related shelter-in-place orders and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have, in the past, adversely impacted our ability to staff our Los Angeles fulfillment center. If government authorities re-impose restrictions on businesses, including ones that would require closure of our fulfillment centers, or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

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

Our principal offices, data centers and our fulfillment center are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; including Russia's invasion of Ukraine; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We are subject to the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Additionally, we are required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional practices and comply with expanded reporting requirements.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices.

Foreign laws and regulations relating to privacy, data protection, information security, and consumer protection often are more restrictive than those in the United States. The EU, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. The General Data Protection Regulation, or GDPR, governs the EU’s data practices and privacy. The GDPR requires companies to meet more stringent requirements regarding the handling of personal data of individuals in the EU than were required under predecessor EU requirements. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20.0 million Euros or 4% of a company’s worldwide turnover, whichever is higher.

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. The Schrems II decision and other developments relating to cross-border data transfer may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impact on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Further, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. In March 2022, Utah enacted the Utah Consumer Privacy Act, or the UCPA, which will go into effect on December 31, 2023. The CPA, CDPA and UCPA share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We are subject to taxes in the United States and the UK. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one-time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

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

We have limited experience with operating in regions outside of the United States and do not have physical operations outside of the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

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

Risks Related to Privacy, Cybersecurity and Our Technology

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, malware, computer hacking, fraudulent use, credential stuffing attacks, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks, exploitation of bugs and vulnerabilities, system malfunctions, failures, terrorism, inadvertent or intentional acts by our employees and contractors and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss, unavailability or corruption of data, or unauthorized access to or alteration, use, acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to phishing and social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches and incidents can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. Our third-party service providers also face these risks. Additionally, with many of our employees and employees of our service providers now working remotely as a result of the COVID-19 pandemic, we and our service providers have less capability to monitor and enforce our data protection and data security policies and face increased privacy, data protection and data security risks.

Also, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors and service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors.

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

We use open source software in the applications we have developed to operate our business and will use open source software in the future. We may face claims from third parties demanding the release or license of the open source software or derivative works that we develop from such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. In addition, our use of open source software may present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business and operating results.

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

We are at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, on March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and we have recorded an accrual for an amount equal to a self-insured retention under our insurance policy.

Our active engagement in social media activities, large network of social media influencer partners and our portfolio of owned brands increases these risks for us. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, including statutory damages of up to $150,000 per work infringed in the event of willful copyright infringement. We could also be subject to actual damages, the amounts of which may be difficult to quantify. In addition, in some cases we may be obligated to pay the attorneys’ fees for a plaintiff in a lawsuit filed against us. Such damages and attorneys’ fees, if any, could adversely affect our business, operating results and financial condition. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our operating results. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, choose to enter into settlement agreements with third parties to avoid or settle litigation, the amounts of which could be substantial and adversely affect our operating results.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
market volatility and economic disruption caused by macro economic factors including but not limited to inflation, consumer confidence and events such as the COVID-19 pandemic;
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
•
imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•
other events or factors, including those resulting from war, including Russia's invasion of Ukraine, or incidents of terrorism, or responses to these events.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of March 31, 2022, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Revolve Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVOLVE GROUP, INC.

By:	/s/ JESSE TIMMERMANS
Jesse Timmermans
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 3, 2022