Form 10-Q
period 2022-06-30
Revolve Group, Inc.
filed 2022-08-03
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 27, 2022, 40,726,954 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•
Economic downturns and other macroeconomic conditions or trends may adversely affect consumer discretionary spending and our business, operating results and financial condition.
•
Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by many factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, increasing interest rates and Russia’s war against Ukraine, which may adversely affect our business, operating results and financial condition.
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
•
The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, which may depress the trading price of our Class A common stock.

Our risk factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$237,856	$218,455
Accounts receivable, net	7,814	4,639
Inventory	208,503	171,259
Income taxes receivable	6,820	3,375
Prepaid expenses and other current assets	57,019	42,114
Total current assets	518,012	439,842
Property and equipment (net of accumulated depreciation of $11,591 and $9,347 as of June 30, 2022 and December 31, 2021, respectively)	9,048	8,946
Right-of-use lease assets	15,783	6,566
Intangible assets, net	1,321	1,212
Goodwill	2,042	2,042
Other assets	3,256	2,746
Deferred income taxes	19,059	19,059
Total assets	$568,521	$480,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,087	$54,345
Income taxes payable	96	—
Accrued expenses	43,019	33,899
Returns reserve	69,793	49,296
Current lease liabilities	3,962	3,766
Other current liabilities	22,829	18,916
Total current liabilities	199,786	160,222
Non-current lease liabilities	12,522	3,177
Total liabilities	212,308	163,399
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 40,726,954 and 40,276,417 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	41	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 32,597,119 and 32,956,904 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	106,843	103,590
Retained earnings	249,296	213,351
Total stockholders' equity	356,213	317,014
Total liabilities and stockholders’ equity	$568,521	$480,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$290,054	$228,614	$573,552	$407,521
Cost of sales	127,812	101,396	256,899	183,638
Gross profit	162,242	127,218	316,653	223,883
Operating expenses:
Fulfillment	7,910	5,309	15,200	9,676
Selling and distribution	51,967	32,139	98,553	57,116
Marketing	51,921	34,871	97,171	61,099
General and administrative	31,164	21,970	57,999	41,848
Total operating expenses	142,962	94,289	268,923	169,739
Income from operations	19,280	32,929	47,730	54,144
Other (income) expense, net	(1,813)	264	(2,329)	497
Income before income taxes	21,093	32,665	50,059	53,647
Provision for (benefit from) income taxes	4,820	1,127	11,218	(143)
Net income	$16,273	$31,538	$38,841	$53,790
Earnings per share of Class A and Class B common stock:
Basic	$0.22	$0.44	$0.53	$0.75
Diluted	$0.22	$0.42	$0.52	$0.72
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,312	72,387	73,289	72,085
Diluted	74,635	74,422	74,720	74,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$16,273	$31,538	$38,841	$53,790
Other comprehensive (loss) income:
Cumulative translation adjustment	(2,195)	(55)	(2,896)	49
Total other comprehensive (loss) income	(2,195)	(55)	(2,896)	49
Total comprehensive income	$14,078	$31,483	$35,945	$53,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$38,841	$53,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,305	2,271
Equity-based compensation	2,886	2,328
Changes in operating assets and liabilities:
Accounts receivable	(3,175)	(2,741)
Inventories	(37,244)	(23,555)
Income taxes receivable	(3,445)	(1,524)
Prepaid expenses and other current assets	(14,905)	(11,301)
Other assets	(510)	(2,236)
Accounts payable	5,742	19,297
Income taxes payable	96	757
Accrued expenses	9,120	7,241
Returns reserve	20,497	18,422
Right-of-use lease assets and current and non-current lease liabilities	324	(406)
Other current liabilities	3,913	4,213
Net cash provided by operating activities	24,445	66,556
Investing activities:
Purchases of property and equipment	(2,516)	(1,253)
Net cash used in investing activities	(2,516)	(1,253)
Financing activities:
Proceeds from the exercise of stock options, net	368	8,217
Net cash provided by financing activities	368	8,217
Effect of exchange rate changes on cash and cash equivalents	(2,896)	49
Net increase in cash and cash equivalents	19,401	73,569
Cash and cash equivalents, beginning of period	218,455	146,013
Cash and cash equivalents, end of period	$237,856	$219,582
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$14,608	$610
Operating leases	$2,504	$2,776
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$11,481	$1,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online retailer and fashion brand. Through our websites and mobile applications, we deliver an aspirational customer experience from a vast, yet curated, merchandise offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

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

The following table presents a roll-forward of our sales return reserve for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$69,626	$37,471	$49,296	$25,602
Returns	(387,578)	(211,916)	(705,970)	(347,257)
Provisions	387,745	218,469	726,467	365,679
Ending balance	$69,793	$44,024	$69,793	$44,024

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of June 30, 2022 and December 31, 2021.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2022 and December 31, 2021.

Note 4. Equity-based Compensation

In 2013, Twist Holdings, LLC, or Twist, and Advance Holdings, LLC, or Advance, which became Revolve Group, Inc., adopted equity incentive plans, which we refer to collectively as the 2013 Plan, pursuant to which the board of managers could grant options to purchase Class A units to officers and employees. Options could be granted with an exercise price equal to or greater than the unit’s fair value at the date of grant. All issued awards have 10-year terms and generally vest and become fully exercisable annually over five years of service from the date of grant. Awards will become fully vested upon the sale of the Company. In March 2018, the 2013 Plan was amended to increase the maximum number of Class A units to 6,207,978.

In September 2018, our board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our initial public offering, or IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares and on January 1, 2022, the number of shares available under the 2019 Plan was further increased by 3.7 million shares. As of June 30, 2022, approximately 8.3 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the six months ended June 30, 2022 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2022	2,342,271	$13.48	7.5	$100,232
Granted	344,614	45.24	9.6
Exercised	(71,985)	10.25	—
Forfeited	(42,581)	35.26	—
Expired	(1,583)	18.65	—
Balance at June 30, 2022	2,570,736	17.46	7.4	31,676
Exercisable at June 30, 2022	860,244	11.21	6.3	13,040
Vested and expected to vest	2,570,736	17.46	7.4	31,676

RSU award activity for the six months ended June 30, 2022 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2022	32,336	$43.94	0.6	$1,812
Granted (1)	71,052	43.42	0.7
Released	(27,641)	48.04	—
Forfeited(2)	(47,235)	45.65	—
Unvested at June 30, 2022	28,512	35.82	1.0	739
(1)
Includes an adjustment of 1,165 shares underlying performance-based RSU awards made during the six months ended June 30, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (47,235) shares underlying performance-based RSU awards made during the six months ended June 30, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 35,677 options and 10,020 RSUs granted during the three months ended June 30, 2022 and 344,614 options and 69,887 RSUs granted during the six months ended June 30, 2022. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2022 was $15.00 per share and $22.77 per share, respectively. The weighted average grant-date fair value of RSUs granted during the three and six months ended June 30, 2022 was $29.94 per share and $43.36 per share, respectively.

As of June 30, 2022, there was $16.1 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.4 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.4 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. There was an excess income tax benefit of $0.1 million and $6.8 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $13.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Legal Proceedings

On March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and we have accrued $5.5 million to general and administrative expenses for estimated losses that we expect to incur in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$21,093	$32,665	$50,059	$53,647
Provision for (benefit from) income taxes	4,820	1,127	11,218	(143)
Effective tax rate	22.9%	3.5%	22.4%	(0.3%)

The increase in the effective tax rate for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,298,849	$74	$105,206	$235,218	$340,498
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	25,224	—	242	—	242
Equity-based compensation	—	—	1,395	—	1,395
Cumulative translation adjustment	—	—	—	(2,195)	(2,195)
Net income	—	—	—	16,273	16,273
Ending balance	73,324,073	$74	$106,843	$249,296	$356,213

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	72,163,515	$72	$91,332	$136,309	$227,713
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	574,829	1	3,899	—	3,900
Equity-based compensation	—	—	1,352	—	1,352
Cumulative translation adjustment	—	—	—	(55)	(55)
Net income	—	—	—	31,538	31,538
Ending balance	72,738,344	$73	$96,583	$167,792	$264,448

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	90,752	1	367	—	368
Equity-based compensation	—	—	2,886	—	2,886
Cumulative translation adjustment	—	—	—	(2,896)	(2,896)
Net income	—	—	—	38,841	38,841
Ending balance	73,324,073	$74	$106,843	$249,296	$356,213

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,341,638	2	8,215	—	8,217
Equity-based compensation	—	—	2,328	—	2,328
Cumulative translation adjustment	—	—	—	49	49
Net income	—	—	—	53,790	53,790
Ending balance	72,738,344	$73	$96,583	$167,792	$264,448

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$9,035	$7,238	$15,858	$15,680	$21,475	$17,366	$26,556	$27,234
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	7,238	—	15,680	—	17,366	—	27,234	—
Reallocation of undistributed earnings to Class B common stock	—	160	—	434	—	411	—	767
Net income attributable to common stockholders — diluted	$16,273	$7,398	$31,538	$16,114	$38,841	$17,777	$53,790	$28,001
Denominator
Weighted average shares used to compute earnings per share — basic	40,706	32,606	36,397	35,990	40,521	32,768	35,588	36,497
Conversion of Class B to Class A common stock outstanding	32,606	—	35,990	—	32,768	—	36,497	—
Effect of dilutive stock options and RSUs	1,323	1,323	2,035	2,035	1,431	1,431	2,143	2,143
Weighted average number of shares used to compute earnings per share — diluted	74,635	33,929	74,422	38,025	74,720	34,199	74,228	38,640
Earnings per share:
Basic	$0.22	$0.22	$0.44	$0.44	$0.53	$0.53	$0.75	$0.75
Diluted	$0.22	$0.22	$0.42	$0.42	$0.52	$0.52	$0.72	$0.72

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options to purchase Class B shares and RSUs	504	150	986	269

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and six months ended June 30, 2022 and 2021, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2022	2021	2022	2021
REVOLVE	$244,729	$188,788	$482,469	$340,948
FWRD	45,325	39,826	91,083	66,573
Total	$290,054	$228,614	$573,552	$407,521

Gross profit
REVOLVE	$140,825	$107,531	$274,518	$191,744
FWRD	21,417	19,687	42,135	32,139
Total	$162,242	$127,218	$316,653	$223,883

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$240,909	$185,380	$478,784	$328,665
Rest of the world (1)	49,145	43,234	94,768	78,856
Total	$290,054	$228,614	$573,552	$407,521

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales
Fashion Apparel	$126,969	$120,623	$266,748	$224,124
Dresses	94,555	55,724	178,634	89,672
Handbags, Shoes and Accessories	58,207	42,788	107,835	75,088
Beauty	8,172	7,683	16,607	15,632
Other (1)	2,151	1,796	3,728	3,005
Total net sales	$290,054	$228,614	$573,552	$407,521

As a percentage of net sales
Fashion Apparel	44%	53%	47%	55%
Dresses	32%	24%	31%	22%
Handbags, Shoes and Accessories	20%	19%	18%	18%
Beauty	3%	3%	3%	4%
Other (1)	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Expected merchandise returns, net	$26,296	$18,521
Advanced payments on inventory to be delivered from vendors	13,612	13,059
Prepaid marketing	4,957	2,746
Other	12,154	7,788
Total prepaid expenses and other current assets	$57,019	$42,114

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Marketing	$16,296	$11,023
Salaries and related benefits	7,036	8,216
Sales taxes	3,515	5,594
Selling and distribution	4,914	3,893
Other	11,258	5,173
Total accrued expenses	$43,019	$33,899

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Store credit	$10,490	$9,630
Gift cards	3,273	2,977
Loyalty Club liability	4,014	2,974
Other	5,052	3,335
Total other current liabilities	$22,829	$18,916

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•
economic conditions and their impact on consumer demand and our business, operating results and financial condition;
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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and in our condensed consolidated financial statements and the related notes thereto.

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

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast, yet curated, offering of apparel, footwear, accessories, home and beauty products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 1,000 emerging, established and owned brands. Through nearly 20 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial and Generation Z consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities and our proprietary brand ambassador program. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, paid social, retargeting, affiliate marketing, our ambassador program, personalized email marketing and mobile “push” communications through our mobile applications.

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

While trends further improved during the first half of 2022, we continue to face challenges in certain regions and we cannot reasonably estimate the extent to which our business will continue to be affected by the COVID-19 pandemic.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except average order value and percentages)
Gross margin	55.9%	55.6%	55.2%	54.9%
Adjusted EBITDA	$26,878	$35,403	$58,421	$58,743
Free cash flow	$(30,798)	$32,830	$21,929	$65,303
Active customers	2,165	1,554	2,165	1,554
Total orders placed	2,243	1,769	4,399	3,051
Average order value	$303	$255	$296	$255

Adjusted EBITDA and free cash flow are non-GAAP measures. See the sections titled “—Adjusted EBITDA” and “—Free Cash Flow” below for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash provided by operating activities, respectively.

Gross Margin

Gross profit is equal to our net sales less cost of sales. Gross profit as a percentage of our net sales is referred to as gross margin. Cost of sales consists of our purchase price of merchandise sold to customers and includes import duties and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory valuation adjustments, and other miscellaneous shrinkage.

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

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We have maintained a high percentage of sales that occur at full price, which we believe reflects customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns.

The COVID-19 pandemic impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this temporary product mix shift began to reverse late in the first quarter of 2021 with growth in the dresses category rebounding strongly. During the first half of 2022, the product mix shift continued to reverse with growth in the dresses category significantly outpacing growth within other categories. We also shifted more of our inventory purchases in 2020 to third-party brands where we can make shallower initial inventory commitments across a broader range of styles. We began reinvesting in our owned brand platform in late 2020 and throughout 2021, which has resulted in year-over-year improvement in the mix of owned brand sales as a percentage of the REVOLVE segment sales in the first half of 2022 as compared to the first half of 2021.

Certain of our competitors and other retailers report cost of sales differently than we do. As a result, the reporting of our gross profit and gross margin may not be comparable to other companies.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other (income) expense, net; taxes; and depreciation and amortization; adjusted to exclude the effects of equity-based compensation expense and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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

A reconciliation of non-GAAP Adjusted EBITDA to net income for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$16,273	$31,538	$38,841	$53,790
Excluding:
Other (income) expense, net	(1,813)	264	(2,329)	497
Provision for (benefit from) income taxes	4,820	1,127	11,218	(143)
Depreciation and amortization	1,203	1,122	2,305	2,271
Equity-based compensation	1,395	1,352	2,886	2,328
Non-routine items(1)	5,000	—	5,500	—
Adjusted EBITDA	$26,878	$35,403	$58,421	$58,743

(1)	Non-routine items in the three and six months ended June 30, 2022 relate to an accrual for a pending legal matter.

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

We have included free cash flow in this report because it is a key measure used by our management and board of directors, which we believe is an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Our working capital fluctuates over time primarily as a result of the timing of our inventory purchases to support growth, our effective tax rate and the timing of tax payments, and changes in the level of merchandise that is returned by our customers, which in turn impacts our return reserve. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(29,352)	$33,347	$24,445	$66,556
Purchases of property and equipment	(1,446)	(517)	(2,516)	(1,253)
Free cash flow	$(30,798)	$32,830	$21,929	$65,303
Net cash used in investing activities	$(1,446)	(517)	$(2,516)	$(1,253)
Net cash provided by financing activities	$242	$3,900	$368	$8,217

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

Active customers increased during the period ended June 30, 2022 as compared to the period ended June 30, 2021 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in the United States and other key regions around the world.

Total Orders Placed

We define total orders placed as the total number of orders placed by our customers, prior to product returns, across our platform in any given period. We view total orders placed as a key indicator of the velocity of our business and an indication of the desirability of our products and sites to our customers. Total orders placed, together with average order value, is an indicator of the net sales we expect to recognize in a given period. We believe that total orders placed is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Total orders placed and total orders shipped in any given period may differ slightly due to orders that are in process at the end of any particular period.

Total orders placed increased in the three and six months ended June 30, 2022 relative to the same periods in 2021 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in the United States and other key regions around the world.

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

Average order value increased in the three and six months ended June 30, 2022 relative to the same periods in 2021, primarily due to a shift in mix back to higher price point merchandise combined with a higher percentage of full price sales and an increase in the price of products as a result of the increase in the cost of goods and other input costs.

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

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation, employment rates, business conditions, changes in the housing market, changes in the stock market, the availability of credit, U.S. government stimulus payments, interest rates, fuel, energy and raw material costs, supply chain challenges and Russia’s war against Ukraine. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has also had and may continue to have a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets. While COVID-19-related restrictions in the United States generally eased in the first half of 2022, strict lockdowns and continuing threats of future lockdowns in China resulted in further disruptions to production, shipping and other commercial activity.

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate ourselves and cost effectively acquire customers. Furthermore, changes in the user experience on social media platforms, including a shift towards video and the level of recommended content as well as changes in privacy practices by third parties may make it more difficult to gain customer awareness and cost effectively acquire and retain customers. Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers, which may adversely affect our operating results. Additionally, in February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices.

We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld, #REVOLVEawards and the REVOLVE Gallery, as well as short-term pop-up retail experiences. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic during 2020, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which had a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. As restrictions eased and to maximize our opportunity to capture consumer demand as economies reopen, during 2021 and during the first half of 2022 we increased our marketing investment and began hosting in-person events, including #REVOLVEfestival in April 2022 after a two-year hiatus. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

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

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand had initially been adversely impacted as a result of COVID-19. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021 and the first quarter of 2022, we invested heavily in inventory to meet the robust demand. However, during the second quarter of 2022, consumer demand trended down significantly, resulting in a significant increase in our inventory balance. We have taken swift action to balance our inventory levels with the shift in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.

Investment in our Operations and Infrastructure

We have made investments over time to grow our customer base, enhance our offerings and deliver best in class service to our customers. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment centers, and logistics infrastructure as we grow our customer base, launch new brands, expand internationally and drive operating efficiencies. We believe these investments will yield positive returns in the long term; however, we cannot be certain that these efforts will grow our customer base or be cost-effective.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FWRD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 84.4% and 82.6% of our net sales for the three months ended June 30, 2022 and 2021, respectively, and 84.1% and 83.7% of our net sales for the six months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, REVOLVE generated $244.7 million and $188.8 million in net sales, respectively, representing an increase of 29.6%. During the six months ended June 30, 2022 and 2021, REVOLVE generated $482.5 million and $340.9 million in net sales, respectively, representing an increase of 41.5%. The net sales increase in the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 15.6% and 17.4% of our net sales for the three months ended June 30, 2022 and 2021, respectively, and 15.9% and 16.3% of our net sales for the six months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, FWRD generated $45.3 million and $39.8 million in net sales, respectively, representing an increase of 13.8%. During the six months ended June 30, 2022 and 2021, FWRD generated $91.1 million and $66.6 million in net sales, respectively, representing an increase of 36.8%. The net sales increase in the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to an increase in the number of orders placed by customers complemented by an increase in average order value.

Net sales to customers outside of the United States contributed to 16.9% and 18.9% of our net sales for the three months ended June 30, 2022 and 2021, respectively, and 16.5% and 19.4% of our net sales for the six months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, net sales to customers outside of the United States were $49.1 million and $43.2 million, respectively, representing an increase of 13.7%. During the six months ended June 30, 2022 and 2021, net sales to customers outside of the United States were $94.8 million and $78.9 million, respectively, representing an increase of 20.2%.

Despite our strong operating results for the three and six months ended June 30, 2022, net sales to customers outside of the United States are also impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. In addition, any weakening of a local currency versus the U.S. dollar results in our products becoming more expensive in that local currency, which has had, and may continue to have, a negative impact on demand for our products in the geographies that use such currency. Our financial results have also been, and may continue to be, adversely impacted by a higher effective tax rate.

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth calendar quarter in connection with the holidays. The COVID-19 pandemic has impacted our historical seasonality and has resulted in the postponement or cancellation of several REVOLVE brand marketing events including #REVOLVEfestival in 2020 and 2021, which historically contributed to peak sales during the second quarter of each fiscal year. As restrictions eased, we have been able to host in-person events with reduced attendance capacity and in April 2022 we once again hosted the #REVOLVEfestival. The seasonality for 2022 remains uncertain, but with the exception of the COVID-19 pandemic and other unpredictable events such as the other macroeconomic conditions described in “—Overall Economic Trends” above, we expect our historical seasonality to revert to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates begin to moderate, in the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

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

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory valuation adjustments, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of total orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix. We have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials as well as an increase in the cost of freight on inbound shipments due to various supply chain challenges across the industry and world.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing our fulfillment centers, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short-term reflecting pressure from increased costs such as wages and other input cost pressure, expansion of our fulfillment network and an expected year-over-year increase in our return rate in 2022 due to a shift in product mix, to be at least partially offset by operating efficiencies from increased scale as well as automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to increase year-over-year as a percentage of net sales in the short-term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers propensity to return merchandise as well as increases in shipping costs, particularly fuel surcharges.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing such as our recently introduced brand ambassador program. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FWRD brands and expanding our owned brand presence. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. In 2021 and the first half of 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume and the level of marketing investment in a particular period. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, owned brands, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. In 2021, we reinvested significantly to expand our team to support our strong growth. General and administrative expenses are expected to increase in the near term as we plan to continue to invest in our team to support future growth. Over the long-term, we expect general and administrative expenses to continue to increase moderately in absolute dollars to support business growth and meet our obligations as a public company with general and administrative expenses as a percentage of revenue declining over the long-term as we scale our business and leverage our investments in this area.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net sales	$290,054	$228,614	$573,552	$407,521
Cost of sales	127,812	101,396	256,899	183,638
Gross profit	162,242	127,218	316,653	223,883
Operating expenses:
Fulfillment expenses	7,910	5,309	15,200	9,676
Selling and distribution expenses	51,967	32,139	98,553	57,116
Marketing expenses	51,921	34,871	97,171	61,099
General and administrative expenses	31,164	21,970	57,999	41,848
Total operating expenses	142,962	94,289	268,923	169,739
Income from operations	19,280	32,929	47,730	54,144
Other (income) expense, net	(1,813)	264	(2,329)	497
Income before income taxes	21,093	32,665	50,059	53,647
Provision for (benefit from) income taxes	4,820	1,127	11,218	(143)
Net income	$16,273	$31,538	$38,841	$53,790

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1%	44.4%	44.8%	45.1%
Gross profit	55.9%	55.6%	55.2%	54.9%
Operating expenses:
Fulfillment expenses	2.7%	2.3%	2.7%	2.4%
Selling and distribution expenses	17.9%	14.1%	17.2%	14.0%
Marketing expenses	17.9%	15.3%	16.9%	15.0%
General and administrative expenses	10.7%	9.6%	10.1%	10.3%
Total operating expenses	49.2%	41.3%	46.9%	41.7%
Income from operations	6.7%	14.3%	8.3%	13.2%
Other (income) expense, net	(0.6%)	0.1%	(0.4%)	0.1%
Income before income taxes	7.3%	14.2%	8.7%	13.1%
Provision for (benefit from) income taxes	1.7%	0.5%	2.0%	(0.0%)
Net income	5.6%	13.7%	6.8%	13.1%

Comparison of the Three Months Ended June 30, 2022 and 2021

Net Sales

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Net sales	$290,054	$228,614	$61,440	26.9%

The increase in net sales for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders placed by customers of 26.8% and increase in average order value of 18.8% as compared to the same period in 2021, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 29.6% to $244.7 million in the three months ended June 30, 2022 compared to net sales of $188.8 million in the same period in 2021. Net sales generated from our FWRD segment increased 13.8% to $45.3 million in the three months ended June 30, 2022 as compared to net sales of $39.8 million in the same period in 2021.

Cost of Sales

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of sales	$127,812	$101,396	$26,416	26.1%
Percentage of net sales	44.1%	44.4%

The increase in cost of sales for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a shift in category mix of merchandise sales and a higher percentage of full price sales combined with a higher mix of owned brand sales, partially offset by higher inventory valuation adjustments due to the growth in inventory. Owned brand sales generally carry higher gross margins than that of third-party brand sales.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Fulfillment expenses	$7,910	$5,309	$2,601	49.0%
Percentage of net sales	2.7%	2.3%

Fulfillment expenses for the three months ended June 30, 2022 were higher as compared to the same period in 2021 due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases and higher wages for fulfillment staff.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Selling and distribution expenses	$51,967	$32,139	$19,828	61.7%
Percentage of net sales	17.9%	14.1%

The increase in selling and distribution expenses for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $11.9 million, merchant processing fees increased $3.5 million, other selling expenses increased $3.0 million and customer service costs increased $1.4 million for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and fuel surcharges.

Marketing Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Marketing expenses	$51,921	$34,871	$17,050	48.9%
Percentage of net sales	17.9%	15.3%

The increase in marketing expenses for the three months ended June 30, 2022, as compared to the same period in 2021, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in brand marketing expenses of $8.7 million as well as an increase of $8.3 million in performance marketing expense. The higher investment in 2022 to date is reflective of the increased cost to acquire new customers and retain existing customers as well as investments made in brand marketing initiatives including the #REVOLVEfestival which we hosted in April 2022, but did not host in the comparable period in 2021.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative expenses	$31,164	$21,970	$9,194	41.8%
Percentage of net sales	10.7%	9.6%

The increase in general and administrative expenses for the three months ended June 30, 2022, as compared to the same period in 2021, was due to a $5.0 million accrual for a pending legal matter, $2.3 million increase in salaries and related benefits and equity-based compensation expense related to an increase in our headcount, a $1.0 million increase in other operating expenses to support business growth and a $0.9 million increase related to professional services and other occupancy costs. The increase in general and administrative expenses as a percentage of net sales was primarily driven by the $5.0 million accrual for a pending legal matter.

Income Taxes

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Income before income taxes	$21,093	$32,665
Provision for income taxes	4,820	1,127
Effective tax rate	22.9%	3.5%

The increase in the effective tax rate for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Comparison of the Six Months Ended June 30, 2022 and 2021

Net Sales

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Net sales	$573,552	$407,521	$166,031	40.7%

The increase in net sales for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders placed by customers of 44.2% and increase in average order value of 16.1% as compared to the same period in 2021, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 41.5% to $482.5 million in the six months ended June 30, 2022 compared to net sales of $340.9 million in the same period in 2021. Net sales generated from our FWRD segment increased 36.8% to $91.1 million in the six months ended June 30, 2022 as compared to net sales of $66.6 million in the same period in 2021.

Cost of Sales

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of sales	$256,899	$183,638	$73,261	39.9%
Percentage of net sales	44.8%	45.1%

The increase in cost of sales for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the volume of merchandise sold. The decrease in cost of sales as a percentage of net sales was due to a shift in category mix of merchandise sales and a higher percentage of full price sales combined with a higher mix of owned brand sales, partially offset by higher inventory valuation adjustments due to the growth in inventory. Owned brand sales generally carry higher gross margins than that of third-party brand sales.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Fulfillment expenses	$15,200	$9,676	$5,524	57.1%
Percentage of net sales	2.7%	2.4%

Fulfillment expenses for the six months ended June 30, 2022 were higher as compared to the same period in 2021 due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases and higher wages for fulfillment staff.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Selling and distribution expenses	$98,553	$57,116	$41,437	72.5%
Percentage of net sales	17.2%	14.0%

The increase in selling and distribution expenses for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $26.3 million, merchant processing fees increased $7.3 million, other selling expenses increased $5.3 million and customer service costs increased $2.5 million for the six months ended June 30, 2022 as compared to the same period in 2021. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and fuel surcharges.

Marketing Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Marketing expenses	$97,171	$61,099	$36,072	59.0%
Percentage of net sales	16.9%	15.0%

The increase in marketing expenses for the six months ended June 30, 2022, as compared to the same period in 2021, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expenses of $21.8 million as well as an increase of $14.2 million in brand marketing events. The higher investment in 2022 to date is reflective of the increased cost to acquire new customers and retain existing customers as well as investments made in brand marketing initiatives including The Homecoming Weekend events that took place in the first quarter during Super Bowl weekend, the opening of the Revolve Social Club in March 2022 and the #REVOLVEfestival which we hosted in April 2022. Due to COVID-19 related restrictions, we did not host such events in the comparable prior year period.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative expenses	$57,999	$41,848	$16,151	38.6%
Percentage of net sales	10.1%	10.3%

The increase in general and administrative expenses for the six months ended June 30, 2022, as compared to the same period in 2021, was due to a $6.5 million increase in salaries and related benefits and equity-based compensation expense related to an increase in our headcount, a $5.5 million accrual for a pending legal matter, a $2.6 million increase in other operating expenses to support business growth and a $2.1 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was primarily driven by growth in net sales outpacing growth in general and administrative expenses.

Income Taxes

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Income before income taxes	$50,059	$53,647
Provision for (benefit from) income taxes	11,218	(143)
Effective tax rate	22.4%	(0.3%)

The increase in the effective tax rate for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$237,856	$218,455
Accounts receivable, net	7,814	4,639
Working capital(1)	318,226	279,620

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of June 30, 2022, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of June 30, 2022 and December 31, 2021.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2022 and December 31, 2021.

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

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$24,445	$66,556
Net cash used in investing activities	(2,516)	(1,253)
Net cash provided by financing activities	368	8,217

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2022, we generated $24.4 million of operating cash flow as compared to $66.6 million for the same period in 2021. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital and lower net income adjusted for certain non-cash items.

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

Net cash used in investing activities was $2.5 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash provided by financing activities was $0.4 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively, and was attributable to the cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021 we did not have any material off balance sheet arrangements, except for operating leases that had not commenced as of such dates.

Contractual Obligations

As of June 30, 2022, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

Inflation

We have been impacted by rising levels of inflation in recent periods resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased merchandise and labor costs and other disruptions caused by the COVID‐19 pandemic and general economic and market conditions. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our net sales are not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries and territories in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Australian Dollar and Canadian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements and we have not engaged in any foreign currency hedging transactions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Economic downturns and other macroeconomic conditions or trends may adversely affect consumer discretionary spending and our business, operating results and financial condition.

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

Adverse economic changes reduce consumer confidence and have, and in the future could, negatively affect our operating results. In challenging and uncertain economic environments, we cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Furthermore, economic downturns could lead to reduced liquidity, decreases in the market price of our securities and decreases in the fair market value of our financial or other assets, any of which could have a material adverse effect on our business, operating results and financial condition.

Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by many factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, increasing interest rates and Russia’s war against Ukraine, which may adversely affect our business, operating results and financial condition.

Consumer spending habits for the merchandise we sell are affected by many factors beyond our control. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience new surges. Pressures have continued into the first half of 2022, with strict lockdowns and continuing threats of future lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity.

Russia's war against Ukraine has resulted in the imposition of unprecedented, potentially prolonged, economic sanctions on Russia and other responses from the United States and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets.

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

The COVID-19 pandemic, Russia's war against Ukraine and other potential, adverse developments in any of these areas, could lead to a reduction in the demand for our merchandise, increase our cost of goods, freight cost and payroll costs, decrease our inventory turnover, cause greater markdowns and otherwise adversely affect our business, operating results and financial condition.

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

We are also required to manage numerous relationships with various suppliers, vendors and other third parties. Changes in our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the return to growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty products to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, is difficult to forecast and can change significantly between the time inventory is ordered and the date of sale, resulting in higher inventory levels that may adversely impact our operating results, or insufficient inventory that may adversely impact the conversion of demand for our merchandise. Demand may be affected by macroeconomic factors such as inflation, consumer confidence and events like the COVID-19 pandemic, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth calendar quarter in connection with the holidays. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each year. We have experienced seasonally slower activity during the first quarter. As a result of the COVID-19 pandemic and the postponement and cancellation of several events such as #REVOLVEfestival in 2020 and 2021, our seasonality has not followed typical patterns in recent periods. The duration of COVID-19 is highly uncertain and if we are once again forced to postpone or cancel large scale in-person events such as #REVOLVEfestival, our seasonality will likely be impacted. If we are unable to manage inventory at the right levels and with the appropriate assortment during these seasonal fluctuations or if the seasonality of our business changes, the conversion of consumer demand may be adversely impacted.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. Pressures have continued into the first half of 2022, with strict lockdowns and continuing threats of future lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been impacted by COVID-19, Russia's war against Ukraine, labor shortages and other factors and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 60 days from the original purchase date. Given the interruptions related to the COVID-19 pandemic, we instituted a policy that merchandise returns will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. Due to this extension of the return period and as pandemic-related restrictions are lifted, we may experience heightened levels of returns such as those that we experienced in the second quarter of 2022, which may negatively impact our operating results and financial position. Furthermore, we may experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence in future economic conditions, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, increasing inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

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

We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns, valuation adjustments and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results.

In response to reduced consumer demand as a result of the COVID-19 pandemic in 2020, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021 and the first quarter of 2022, we invested heavily in inventory to meet the robust demand. However, during the second quarter of 2022, consumer demand trended down significantly, resulting in a significant increase in our inventory balance. We have taken swift action to balance our inventory levels with the shift in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.

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

Over the course of 2021, we offered over 850 emerging and established brands through REVOLVE, including 30 brands developed and owned by us, which we refer to as owned brands, and almost 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. We recently launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive the program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as UPS, FedEx and DHL. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. In addition, macroeconomic events have negatively impacted and may continue to impact the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted. In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest, YouTube and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior evolves, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to maintain and acquire customers and our financial condition may suffer. In addition, social media platforms we use have and may continue to change their policies or algorithms, including shifts in the level of video and recommended content, which may impact our ability to fully optimize such platforms.

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

Our ability to acquire customers in a cost-effective manner also depends on the rates we are charged by various third parties on which we rely, including vendors, suppliers and logistics providers such as UPS, FedEx and DHL. When these third parties increase their rates and add incremental surcharges, it increases our costs. If these third parties continue to increase their rates and add surcharges, and we do not seek to pass them on to our customers, our financial results could be materially adversely impacted.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges due to a number of factors, including the COVID-19 pandemic, Russia's war against Ukraine, port closures and labor shortages, we have experienced delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our products under our owned brands. COVID-19 outbreaks in key regions have led to and may continue to lead to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. Pressures have continued into the first half of 2022, with strict lockdowns and continuing threats of lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. While we have maintained long-standing relationships with many of our largest suppliers, we engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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
•
have financial difficulties, including as a result of negative economic conditions;
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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, the current volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. We have not directly passed these increased costs on to our customers, which may adversely impact our operating results. We may choose to directly pass such cost increases on to our customers in the future, which may impact the conversion of demand for our product. We may not be able to pass such increases on to our customers.

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 outbreaks, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including Russia’s war against Ukraine, or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. COVID-19 outbreaks have caused and may continue to cause delayed shipments from our manufacturing partners and other third-party suppliers. Pressures have continued into the first half of 2022, with strict lockdowns and continuing threats of future lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in net sales generated from the brands on our sites, including as a result of macroeconomic factors, seasonality trends and the timing and success of large, in-person events that we host, such as the #REVOLVEfestival in the Coachella Valley;
•
fluctuations in product mix, including between sites and between owned and non-owned brands;
•
our ability to effectively launch and manage new sites and brands;
•
fluctuations in the levels or quality of inventory;
•
fluctuations in the percentage of returns, full price sales, levels of markdowns and gross margins;
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
•
rising inflation and our ability to control our costs, including employee wages and benefits, shipping costs, other selling costs and other operating expenses;
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

Although our net sales and profitability have grown over time, this should not be considered as indicative of our future near term performance. We may not be successful in navigating through macroeconomic challenges and may not be successful in executing our growth strategy. Even if we manage through external challenges effectively and achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may not fully recover and could decline or grow more slowly than we expect.

We believe that the sustainability of our recent revenue growth, and potential future growth, will depend upon, among other factors, our ability to:

•
address the short- and long-term macroeconomic challenges by adjusting our cost structure, meeting our customers’ service expectations, shifting our marketing strategy and maintaining a relevant merchandise assortment;
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

Our fulfillment operations are currently largely centralized in a single 281,000 square foot facility located in California. We also entered into leases in March and April 2022 for a 96,000 square foot facility located in Pennsylvania and another 75,000 square foot facility located in California, respectively, both of which became operational in July 2022. We expect that our current capacity in these facilities will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed and any expansion of our fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales and such expected sales may not occur.

Our primary fulfillment center is located in Los Angeles County, which has imposed varying restrictions on businesses over the course of the COVID-19 pandemic in an effort to slow the spread of COVID-19. Although we have adopted safety measures and continue to operate our Los Angeles fulfillment center, these restrictions impact the efficiency and effectiveness of our operations. Government authorities may impose more stringent restrictions on businesses, including ones that would require closure of our fulfillment centers. We have experienced positive COVID-19 cases in our Los Angeles fulfillment center and may experience more positive COVID-19 cases. If restrictions are re-imposed or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our customer experience and operating results.

The vast majority of our merchandise is currently received at and distributed from a single fulfillment center in Los Angeles County, which is not operated by a third party. We also entered into leases in March and April 2022 for two additional fulfillment centers in Pennsylvania and Los Angeles County, respectively, both of which became operational in July 2022 and which also are not operated by a third party. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related shelter-in-place orders and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have, in the past, adversely impacted our ability to staff our Los Angeles fulfillment center. If government authorities re-impose restrictions on businesses, including ones that would require closure of our fulfillment centers, or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and fulfillment center as well as the majority of our employees are located, is very competitive.

If we fail to attract and retain key personnel, or effectively manage succession, our business, financial condition and operating results could be adversely affected.

Our success, including our ability to anticipate and effectively respond to changing style trends, depends in part on our ability to attract and retain key personnel on our executive team, particularly our co-chief executive officers, and in our merchandising, data science, engineering, marketing, design and other organizations. Competition for key personnel is strong and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future or that the compensation costs of doing so will not adversely affect our operating results. We do not have long-term employment or non-competition agreements with any of our personnel. If we are unable to retain, attract and motivate talented employees with the appropriate skills at cost-effective compensation levels or if changes to our business adversely affect morale or retention, we may not achieve our objectives and our business and operating results could be adversely affected. In addition, the loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our co-chief executive officers have unique and valuable experiences leading our company from its inception through today. If either of them was to depart or otherwise reduce their focus on our company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team or other key employees.

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

Our principal offices, data centers and fulfillment center are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; including Russia's war against Ukraine; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

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

We acquired Alliance, Inc. in 2014, to launch our owned brand initiative, and we may acquire additional businesses or technologies in the future. Acquisitions may divert management’s time and focus from operating our business. Acquisitions also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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

We have been, are and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by customers, employees, suppliers, competitors, government agencies, law enforcement, customs officials or others. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time, result in impositions of fines or other remedial measures as a result of underpayment and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

We may require additional capital to support business growth and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, including for reasons outside our control such as negative economic conditions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and prospects could fail or be adversely affected.

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

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, was amended on multiple occasions and is the subject of regulations issued by the California Attorney General regarding certain aspects of the law and its application. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. In March 2022, Utah enacted the Utah Consumer Privacy Act, or the UCPA, which will go into effect on December 31, 2023. Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which will go into effect on July 1, 2023. These newer state statutes share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Also, due to political uncertainty and military actions associated with Russia’s war against Ukraine, we and our vendors and service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors.

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

We are at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, on March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and we have accrued $5.5 million to general and administrative expenses for estimated losses that we expect to incur in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
market volatility and economic disruption caused by macroeconomic factors, including but not limited to inflation, consumer confidence and events such as the COVID-19 pandemic;
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
•
imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•
other events or factors, including those resulting from war, including Russia's war against Ukraine, or incidents of terrorism, or responses to these events.

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

The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, which may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of June 30, 2022, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Dated: August 3, 2022