Form 10-Q
period 2022-09-30
Revolve Group, Inc.
filed 2022-11-02
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 26, 2022, 40,738,457 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$244,046	$218,455
Accounts receivable, net	6,720	4,639
Inventory	213,328	171,259
Income taxes receivable	4,133	3,375
Prepaid expenses and other current assets	59,103	42,114
Total current assets	527,330	439,842
Property and equipment (net of accumulated depreciation of $12,771 and $9,347 as of September 30, 2022 and December 31, 2021, respectively)	9,158	8,946
Right-of-use lease assets	24,646	6,566
Intangible assets, net	1,385	1,212
Goodwill	2,042	2,042
Other assets	3,095	2,746
Deferred income taxes	19,059	19,059
Total assets	$586,715	$480,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,189	$54,345
Income taxes payable	439	—
Accrued expenses	44,491	33,899
Returns reserve	72,311	49,296
Current lease liabilities	5,769	3,766
Other current liabilities	23,140	18,916
Total current liabilities	199,339	160,222
Non-current lease liabilities	20,079	3,177
Total liabilities	219,418	163,399
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 40,736,255 and 40,276,417 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	41	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 32,597,119 and 32,956,904 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	33	33
Additional paid-in capital	108,495	103,590
Retained earnings	258,728	213,351
Total stockholders' equity	367,297	317,014
Total liabilities and stockholders’ equity	$586,715	$480,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$268,711	$244,064	$842,263	$651,585
Cost of sales	126,329	109,588	383,228	293,226
Gross profit	142,382	134,476	459,035	358,359
Operating expenses:
Fulfillment	8,072	5,776	23,272	15,452
Selling and distribution	46,477	38,354	145,030	95,470
Marketing	44,584	46,955	141,755	108,054
General and administrative	28,498	24,180	86,497	66,028
Total operating expenses	127,631	115,265	396,554	285,004
Income from operations	14,751	19,211	62,481	73,355
Other (income) expense, net	(1,440)	(158)	(3,769)	339
Income before income taxes	16,191	19,369	66,250	73,016
Provision for income taxes	4,203	2,701	15,421	2,558
Net income	$11,988	$16,668	$50,829	$70,458
Earnings per share of Class A and Class B common stock:
Basic	$0.16	$0.23	$0.69	$0.97
Diluted	$0.16	$0.22	$0.68	$0.95
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,328	72,810	73,302	72,330
Diluted	74,354	74,881	74,598	74,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$11,988	$16,668	$50,829	$70,458
Other comprehensive loss:
Cumulative translation adjustment	(2,556)	(548)	(5,452)	(499)
Total other comprehensive loss	(2,556)	(548)	(5,452)	(499)
Total comprehensive income	$9,432	$16,120	$45,377	$69,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$50,829	$70,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,519	3,390
Equity-based compensation	4,410	3,664
Changes in operating assets and liabilities:
Accounts receivable	(2,081)	(2,094)
Inventories	(42,069)	(46,496)
Income taxes receivable	(758)	246
Prepaid expenses and other current assets	(16,989)	(19,021)
Other assets	(349)	(2,260)
Accounts payable	(1,156)	15,576
Income taxes payable	439	800
Accrued expenses	10,592	13,005
Returns reserve	23,015	25,240
Right-of-use lease assets and current and non-current lease liabilities	825	(472)
Other current liabilities	4,224	6,375
Net cash provided by operating activities	34,451	68,411
Investing activities:
Purchases of property and equipment	(3,904)	(1,768)
Net cash used in investing activities	(3,904)	(1,768)
Financing activities:
Proceeds from the exercise of stock options, net	496	9,448
Net cash provided by financing activities	496	9,448
Effect of exchange rate changes on cash and cash equivalents	(5,452)	(499)
Net increase in cash and cash equivalents	25,591	75,592
Cash and cash equivalents, beginning of period	218,455	146,013
Cash and cash equivalents, end of period	$244,046	$221,605
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$15,909	$1,511
Operating leases	$4,033	$4,029
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$21,938	$1,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online retailer and fashion brand. Through our websites and mobile applications, we deliver an aspirational customer experience with a vast, yet curated, merchandise offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles, or GAAP, in the United States can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022.

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

The following table presents a roll-forward of our sales return reserve for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$69,793	$44,024	$49,296	$25,602
Returns	(349,597)	(254,974)	(1,055,567)	(602,232)
Provisions	352,115	261,792	1,078,582	627,472
Ending balance	$72,311	$50,842	$72,311	$50,842

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of September 30, 2022 and December 31, 2021.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2022 and December 31, 2021.

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

In September 2018, our board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our initial public offering, or IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, the number of shares available under the 2019 Plan was increased by 2.0 million shares and on January 1, 2022, the number of shares available under the 2019 Plan was further increased by 3.7 million shares. As of September 30, 2022, approximately 8.3 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the nine months ended September 30, 2022 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2022	2,342,271	$13.48	7.5	$100,232
Granted	357,312	44.56	9.2
Exercised	(81,286)	10.66	—
Forfeited	(64,392)	30.85	—
Expired	(3,262)	20.28	—
Balance at September 30, 2022	2,550,643	17.48	7.1	22,599
Exercisable at September 30, 2022	958,410	11.80	6.0	10,079
Vested and expected to vest	2,550,643	17.48	7.1	22,599

RSU award activity for the nine months ended September 30, 2022 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2022	32,336	$43.94	0.6	$1,812
Granted (1)	71,052	43.42	0.5
Released	(27,641)	48.04	—
Forfeited(2)	(44,648)	45.92	—
Unvested at September 30, 2022	31,099	36.25	0.7	675
(1)
Includes an adjustment of 1,165 shares underlying performance-based RSU awards made during the nine months ended September 30, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (44,648) shares underlying performance-based RSU awards made during the nine months ended September 30, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 12,698 options and no RSUs granted during the three months ended September 30, 2022 and 357,312 options and 69,887 RSUs granted during the nine months ended September 30, 2022. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2022 was $12.00 per share and $22.39 per share, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2022 was $43.36 per share.

As of September 30, 2022, there was $14.5 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.5 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $4.4 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. There was no excess income tax benefit recognized during the three months ended September 30, 2022. There was an excess income tax benefit of $2.2 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended

September 30, 2021, and $0.6 million and $15.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Legal Proceedings

On March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and we have accrued $5.7 million to general and administrative expenses for estimated losses and legal fees that we expect to incur in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$16,191	$19,369	$66,250	$73,016
Provision for income taxes	4,203	2,701	15,421	2,558
Effective tax rate	26.0%	13.9%	23.3%	3.5%

The increase in the effective tax rate for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,324,073	$74	$106,843	$249,296	$356,213
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	9,301	—	128	—	128
Equity-based compensation	—	—	1,524	—	1,524
Cumulative translation adjustment	—	—	—	(2,556)	(2,556)
Net income	—	—	—	11,988	11,988
Ending balance	73,333,374	$74	$108,495	$258,728	$367,297

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	72,738,344	$73	$96,583	$167,792	$264,448
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	119,165	—	1,231	—	1,231
Equity-based compensation	—	—	1,336	—	1,336
Cumulative translation adjustment	—	—	—	(548)	(548)
Net income	—	—	—	16,668	16,668
Ending balance	72,857,509	$73	$99,150	$183,912	$283,135

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	100,053	1	495	—	496
Equity-based compensation	—	—	4,410	—	4,410
Cumulative translation adjustment	—	—	—	(5,452)	(5,452)
Net income	—	—	—	50,829	50,829
Ending balance	73,333,374	$74	$108,495	$258,728	$367,297

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,460,803	2	9,446	—	9,448
Equity-based compensation	—	—	3,664	—	3,664
Cumulative translation adjustment	—	—	—	(499)	(499)
Net income	—	—	—	70,458	70,458
Ending balance	72,857,509	$73	$99,150	$183,912	$283,135

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$6,659	$5,329	$8,787	$7,881	$28,147	$22,682	$35,585	$34,873
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	5,329	—	7,881	—	22,682	—	34,873	—
Reallocation of undistributed earnings to Class B common stock	—	92	—	243	—	489	—	1,013
Net income attributable to common stockholders — diluted	$11,988	$5,421	$16,668	$8,124	$50,829	$23,171	$70,458	$35,886
Denominator
Weighted average shares used to compute earnings per share — basic	40,731	32,597	38,383	34,427	40,592	32,710	36,530	35,800
Conversion of Class B to Class A common stock outstanding	32,597	—	34,427	—	32,710	—	35,800	—
Effect of dilutive stock options and RSUs	1,026	1,026	2,071	2,071	1,296	1,296	2,119	2,119
Weighted average number of shares used to compute earnings per share — diluted	74,354	33,623	74,881	36,498	74,598	34,006	74,449	37,919
Earnings per share:
Basic	$0.16	$0.16	$0.23	$0.23	$0.69	$0.69	$0.97	$0.97
Diluted	$0.16	$0.16	$0.22	$0.22	$0.68	$0.68	$0.95	$0.95

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options to purchase Class A and Class B shares	523	73	503	342

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and nine months ended September 30, 2022 and 2021, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2022	2021	2022	2021
REVOLVE	$222,069	$204,207	$704,538	$545,155
FWRD	46,642	39,857	137,725	106,430
Total	$268,711	$244,064	$842,263	$651,585

Gross profit
REVOLVE	$123,622	$115,098	$398,140	$306,842
FWRD	18,760	19,378	60,895	51,517
Total	$142,382	$134,476	$459,035	$358,359

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$217,591	$198,506	$696,375	$527,171
Rest of the world (1)	51,120	45,558	145,888	124,414
Total	$268,711	$244,064	$842,263	$651,585

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales
Fashion Apparel	$118,718	$120,430	$385,466	$344,554
Dresses	83,568	70,209	262,202	159,881
Handbags, Shoes and Accessories	56,908	44,978	164,743	120,066
Beauty	7,421	6,977	24,028	22,609
Other (1)	2,096	1,470	5,824	4,475
Total net sales	$268,711	$244,064	$842,263	$651,585

As a percentage of net sales
Fashion Apparel	44%	49%	46%	53%
Dresses	31%	29%	31%	25%
Handbags, Shoes and Accessories	21%	18%	19%	18%
Beauty	3%	3%	3%	3%
Other (1)	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Expected merchandise returns, net	$28,232	$18,521
Advanced payments on inventory to be delivered from vendors	10,540	13,059
Other	20,331	10,534
Total prepaid expenses and other current assets	$59,103	$42,114

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Marketing	$15,139	$11,023
Salaries and related benefits	6,466	8,216
Sales taxes	5,430	5,594
Selling and distribution	5,055	3,893
Other	12,401	5,173
Total accrued expenses	$44,491	$33,899

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Store credit	$11,321	$9,630
Gift cards	3,194	2,977
Loyalty Club liability	4,185	2,974
Other	4,440	3,335
Total other current liabilities	$23,140	$18,916

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
•
the impact of the COVID-19 pandemic on our business, operations and financial results;
•
our ability to retain existing vendors and brands and to attract new vendors and brands;
•
our ability to obtain and maintain differentiated high-quality products from appropriate brands in sufficient quantities from vendors;
•
our ability to obtain and maintain sufficient inventory at prices that will keep our business model profitable, and of a quality that will continue to retain existing customers and attract new customers;
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

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast, yet curated, offering of apparel, footwear, accessories, beauty and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 1,000 emerging, established and owned brands. Through nearly 20 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

We sell merchandise through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE, we offer an assortment of premium apparel, footwear, accessories, beauty and home products from emerging, established and owned brands. Through FWRD, we offer an assortment of curated and elevated iconic and emerging luxury brands. REVOLVE has historically been focused on the discovery of trend-driven, ready-to-wear styles, while FWRD has been more heavily weighted toward the statement pieces in her wardrobe such as shoes and handbags. We believe that FWRD provides our customer with a unique destination for luxury products as her spending power increases and her desire for fashion and inspiration remains central to her self-expression.

We believe our product mix reflects the desires of the next-generation consumer and we optimize this mix through the selection of established brands that resonate with our consumer, the identification and incubation of emerging brands and the continued development of our owned brands. The focus on emerging and owned brands minimizes our assortment overlap with other retailers, supporting marketing efficiency, conversion and sales at full price.

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

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence, though a small number of our customer service agents are working remotely from outside the United States. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the United Kingdom, or the UK, the European Union, or the EU, and Australia, and further expanded to New Zealand, Singapore and Canada in 2020, Poland, Spain, Switzerland and the UAE in 2021, and Saudi Arabia in 2022. We are gradually increasing our level of investment in international expansion by continuing to focus on Europe, Australia and Canada as well as Asia Pacific and the Middle East. We will continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Impact of COVID-19

There continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. While demand for our products improved as compared to the height of the outbreak and lockdowns, the extent of this increased demand in the future remains uncertain. A resurgence of COVID-19 may result in business restrictions and social distancing mandates, the cancellation of large, in-person brand marketing events, supply chain disruptions, changes in consumer behavior and an increase in the cost of goods sold.

The majority of our facilities and employees are based in Los Angeles County where the government has in the past imposed, and may in the future impose, restrictions designed to slow the spread of COVID-19. To further prevent the spread of COVID-19, we offer guidance and incentives to our employees to promote vaccine uptake.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except average order value and percentages)
Gross margin	53.0%	55.1%	54.5%	55.0%
Adjusted EBITDA	$17,676	$21,666	$76,097	$80,409
Free cash flow	$8,618	$1,340	$30,547	$66,643
Active customers	2,249	1,678	2,249	1,678
Total orders placed	1,951	1,830	6,350	4,881
Average order value	$320	$276	$303	$263

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

The COVID-19 pandemic impacted gross margins in several ways. Product mix initially shifted away from certain categories with higher margins, such as dresses, to other categories with lower margins, such as beauty. However, this temporary product mix shift began to reverse late in the first quarter of 2021 with growth in the dresses category rebounding strongly. During the first three quarters of 2022, the product mix continued to shift with growth in the dresses category significantly outpacing growth within other categories. We also shifted more of our inventory purchases in 2020 to third-party brands where we can make shallower initial inventory commitments across a broader range of styles. We began reinvesting in our owned brand platform in late 2020 and throughout 2021, which has resulted in year-over-year improvement in the mix of owned brand sales as a percentage of the REVOLVE segment sales during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

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

A reconciliation of non-GAAP Adjusted EBITDA to net income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$11,988	$16,668	$50,829	$70,458
Excluding:
Other (income) expense, net	(1,440)	(158)	(3,769)	339
Provision for income taxes	4,203	2,701	15,421	2,558
Depreciation and amortization	1,214	1,119	3,519	3,390
Equity-based compensation	1,524	1,336	4,410	3,664
Non-routine items(1)	187	—	5,687	—
Adjusted EBITDA	$17,676	$21,666	$76,097	$80,409

(1)	Non-routine items in the three and nine months ended September 30, 2022 relate to an accrual for a pending legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$10,006	$1,855	$34,451	$68,411
Purchases of property and equipment	(1,388)	(515)	(3,904)	(1,768)
Free cash flow	$8,618	$1,340	$30,547	$66,643
Net cash used in investing activities	$(1,388)	(515)	$(3,904)	$(1,768)
Net cash provided by financing activities	$128	$1,231	$496	$9,448

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

Active customers increased during the period ended September 30, 2022 as compared to the period ended September 30, 2021 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in the United States and other key regions around the world.

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

Total orders placed increased in the three and nine months ended September 30, 2022 relative to the same periods in 2021 due to in part to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and in part due to the easing of stay-at-home orders and other restrictions in the United States and other key regions around the world.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product assortment. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the mix of product categories sold, the number of units in each order, the percentage of sales at full price, and for sales at less than full price, the level of markdowns.

Average order value increased in the three and nine months ended September 30, 2022 relative to the same periods in 2021, primarily due to a shift in mix back to higher price point merchandise combined with an increase in the price of products as a result of the increase in the cost of goods and other input costs, partially offset by a lower percentage of full price sales.

Factors Affecting Our Performance

Impact of COVID-19 on Our Business

The COVID-19 pandemic had a material adverse impact on our business operations and operating results for 2020 due to business restrictions and social distancing measures imposed in the United States and other countries, and the severe negative impact on macroeconomic conditions and consumer discretionary spending. As states began rolling back business restrictions and stay-at-home orders, our operating results improved. However, there continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. Our business operations and results of operations may continue to be adversely affected, including as a result of:

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

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation, employment rates, business conditions, changes in the housing market, changes in the stock market, the availability of credit, U.S. government stimulus payments, interest rates, fuel, energy and raw material costs, supply chain challenges and Russia’s war against Ukraine. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has also had and may continue to have a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets. While COVID-19-related restrictions in the United States have generally eased, strict lockdowns and continuing threats of future lockdowns in China have resulted and could continue to result in further disruptions to production, shipping and other commercial activity.

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

We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld and the REVOLVE Gallery, as well as short-term pop-up retail experiences. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic during 2020, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which had a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. As restrictions eased and to maximize our opportunity to capture consumer demand as economies reopened, during 2021 and during the first half of 2022 we increased our marketing investment and began hosting in-person events, including #REVOLVEfestival in April 2022 after a two-year hiatus. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater share of active customers over time.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party (including iconic luxury brands) and owned brands. Our product mix consists primarily of apparel, footwear, accessories and beauty products.

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

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand had initially been adversely impacted as a result of the COVID-19 pandemic. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021 and the first quarter of 2022, we invested heavily in inventory to meet the robust demand. However, during the second and third quarters of 2022, consumer demand trended down significantly, resulting in a significant increase in our inventory balance. We have taken swift action in our efforts to balance our inventory levels with the shift in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.

Investment in our Operations and Infrastructure

We have made investments over time to grow our customer base, enhance our offerings and deliver best-in-class service to our customers. Over the long term, we expect to continue to make capital investments in our inventory, fulfillment centers, and logistics infrastructure as we grow our customer base, launch new brands, expand internationally and drive operating efficiencies. We believe these investments will yield positive returns in the long term; however, we cannot be certain that these efforts will grow our customer base or be cost-effective in the short term.

Segment and Geographic Performance

Our financial results are affected by the performance across our two reporting segments, REVOLVE and FWRD, as well as across the various geographies in which we serve our customers.

The REVOLVE segment contributes to a majority of our net sales, representing 82.6% and 83.7% of our net sales for the three months ended September 30, 2022 and 2021, respectively, and 83.6% and 83.7% of our net sales for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022 and 2021, REVOLVE generated $222.1 million and $204.2 million in net sales, respectively, representing an increase of 8.7%. During the nine months ended September 30, 2022 and 2021, REVOLVE generated $704.5 million and $545.2 million in net sales, respectively, representing an increase of 29.2%. The net sales increase in the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to an increase in the number of orders placed by customers combined with an increase in average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 17.4% and 16.3% of our net sales for the three months ended September 30, 2022 and 2021, respectively, and 16.4% and 16.3% of our net sales for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022 and 2021, FWRD generated $46.6 million and $39.9 million in net sales, respectively, representing an increase of 17.0%. During the nine months ended September 30, 2022 and 2021, FWRD generated $137.7 million and $106.4 million in net sales, respectively, representing an increase of 29.4%. The net sales increase in the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to an increase in the number of orders placed by customers combined with an increase in average order value.

Net sales to customers outside of the United States contributed to 19.0% and 18.7% of our net sales for the three months ended September 30, 2022 and 2021, respectively, and 17.3% and 19.1% of our net sales for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022 and 2021, net sales to customers outside of the United States were $51.1 million and $45.6 million, respectively, representing an increase of 12.2%. During the nine months ended September 30, 2022 and 2021, net sales to customers outside of the United States were $145.9 million and $124.4 million, respectively, representing an increase of 17.3%.

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

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth calendar quarter in connection with the holidays. We historically experienced increased sales in the spring and summer months that have resulted in peak sales during the second quarter of each fiscal year. We also historically experienced lower activity in the first quarter of each year. The COVID-19 pandemic impacted our historical seasonality, resulting in the second quarter not being the peak quarter for the 2020 and 2021 fiscal years. With the exception of the COVID-19 pandemic and other unpredictable events such as the other macroeconomic conditions described in “—Overall Economic Trends” above, we expect our historical seasonality to revert closer to historical trends in 2022 and future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates moderate over the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing our fulfillment centers, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. Over the long term, we expect fulfillment expenses to decrease as a percentage of net sales, but we expect fulfillment expenses to fluctuate as a percentage of net sales in the short-term reflecting pressure from increased costs such as wages and other input cost pressure, expansion of our fulfillment network and an expected year-over-year increase in our return rate in 2022 due to a shift in product mix and our customers' propensity to return merchandise, to be partially offset by operating efficiencies from increased scale as well as automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. Over the long term, we expect selling and distribution costs to remain relatively consistent as a percentage of net sales, but we expect selling and distribution expenses to increase year-over-year as a percentage of net sales in the short-term reflecting pressure from an expected year-over-year increase in our return rate due to product mix and our customers' propensity to return merchandise as well as increases in shipping costs, including the impact of fuel prices incurred through variable surcharges from our shipping partners.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, paid social, retargeting, affiliate marketing, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing such as our brand ambassador program. Marketing expenses are primarily related to growing and retaining our customer base, building the REVOLVE and FWRD brands and expanding our owned brand presence. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. In 2021 and the first half of 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume and the level of marketing investment in a particular period. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions including merchandising, marketing, owned brands, studio and technology, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. In 2021, we reinvested significantly to expand our team to support our strong growth. General and administrative expenses are expected to increase in the near term as we plan to continue to invest in our team to support future growth. Over the long-term, we expect general and administrative expenses to continue to increase moderately in absolute dollars to support business growth and meet our obligations as a public company with general and administrative expenses as a percentage of revenue declining over the long-term as we leverage our investments and as our business scales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net sales	$268,711	$244,064	$842,263	$651,585
Cost of sales	126,329	109,588	383,228	293,226
Gross profit	142,382	134,476	459,035	358,359
Operating expenses:
Fulfillment expenses	8,072	5,776	23,272	15,452
Selling and distribution expenses	46,477	38,354	145,030	95,470
Marketing expenses	44,584	46,955	141,755	108,054
General and administrative expenses	28,498	24,180	86,497	66,028
Total operating expenses	127,631	115,265	396,554	285,004
Income from operations	14,751	19,211	62,481	73,355
Other (income) expense, net	(1,440)	(158)	(3,769)	339
Income before income taxes	16,191	19,369	66,250	73,016
Provision for income taxes	4,203	2,701	15,421	2,558
Net income	$11,988	$16,668	$50,829	$70,458

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0%	44.9%	45.5%	45.0%
Gross profit	53.0%	55.1%	54.5%	55.0%
Operating expenses:
Fulfillment expenses	3.0%	2.4%	2.8%	2.4%
Selling and distribution expenses	17.3%	15.7%	17.2%	14.6%
Marketing expenses	16.6%	19.2%	16.8%	16.6%
General and administrative expenses	10.6%	9.9%	10.3%	10.1%
Total operating expenses	47.5%	47.2%	47.1%	43.7%
Income from operations	5.5%	7.9%	7.4%	11.3%
Other (income) expense, net	(0.5%)	(0.1%)	(0.4%)	0.1%
Income before income taxes	6.0%	8.0%	7.8%	11.2%
Provision for income taxes	1.6%	1.2%	1.8%	0.4%
Net income	4.4%	6.8%	6.0%	10.8%

Comparison of the Three Months Ended September 30, 2022 and 2021

Net Sales

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Net sales	$268,711	$244,064	$24,647	10.1%

The increase in net sales for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in average order value of 15.9% and increase in the number of orders placed by customers of 6.6% as compared to the same period in 2021, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 8.7% to $222.1 million in the three months ended September 30, 2022 compared to net sales of $204.2 million in the same period in 2021. Net sales generated from our FWRD segment increased 17.0% to $46.6 million in the three months ended September 30, 2022 as compared to net sales of $39.9 million in the same period in 2021.

Cost of Sales

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of sales	$126,329	$109,588	$16,741	15.3%
Percentage of net sales	47.0%	44.9%

The increase in cost of sales for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the volume of merchandise sold. The increase in cost of sales as a percentage of net sales was due to a lower percentage of full price sales and deeper markdowns within the markdown sales, partially offset by a higher mix of owned brand sales and a favorable shift in category mix of merchandise sales. Owned brand sales generally carry higher gross margins than that of third-party brand sales.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Fulfillment expenses	$8,072	$5,776	$2,296	39.8%
Percentage of net sales	3.0%	2.4%

Fulfillment expenses for the three months ended September 30, 2022 were higher as compared to the same period in 2021, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff and the expansion of our fulfillment network.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Selling and distribution expenses	$46,477	$38,354	$8,123	21.2%
Percentage of net sales	17.3%	15.7%

The increase in selling and distribution expenses for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $5.1 million, other selling expenses increased $1.5 million, customer service costs increased $0.8 million and merchant processing fees increased $0.7 million for the three months ended September 30, 2022 as compared to the same period in 2021. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and fuel surcharges.

Marketing Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Marketing expenses	$44,584	$46,955	$(2,371)	-5.0%
Percentage of net sales	16.6%	19.2%

The decrease in marketing expenses for the three months ended September 30, 2022, as compared to the same period in 2021, was due to reduced investment in brand marketing activations, partially offset by increased costs to acquire customers and retain existing customers through our other marketing channels to drive higher net sales. The decrease was due to a decrease in brand marketing expense of $5.6 million, partially offset by an increase of $3.2 million in performance marketing expense. Both periods presented reflect brand marketing expense related to The REVOLVE Gallery during fashion week in New York. In addition, the third quarter of 2021 reflects brand marketing expense related to the Dundas X REVOLVE Fashion Show.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative expenses	$28,498	$24,180	$4,318	17.9%
Percentage of net sales	10.6%	9.9%

The increase in general and administrative expenses for the three months ended September 30, 2022, as compared to the same period in 2021, was due to a $2.5 million increase in salaries and related benefits and equity-based compensation expense related to an increase in our headcount, a $1.1 million increase related to professional services and other occupancy costs, and a $0.7 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was primarily driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Three Months Ended September 30,
	2022	2021
	(dollars in thousands)
Income before income taxes	$16,191	$19,369
Provision for income taxes	4,203	2,701
Effective tax rate	26.0%	13.9%

The increase in the effective tax rate for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net Sales

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Net sales	$842,263	$651,585	$190,678	29.3%

The increase in net sales for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders placed by customers of 30.1% and increase in average order value of 15.2% as compared to the same period in 2021, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 29.2% to $704.5 million in the nine months ended September 30, 2022 compared to net sales of $545.2 million in the same period in 2021. Net sales generated from our FWRD segment increased 29.4% to $137.7 million in the nine months ended September 30, 2022 as compared to net sales of $106.4 million in the same period in 2021.

Cost of Sales

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of sales	$383,228	$293,226	$90,002	30.7%
Percentage of net sales	45.5%	45.0%

The increase in cost of sales for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the volume of merchandise sold. The increase in cost of sales as a percentage of net sales was due to a lower percentage of full price sales and higher routine inventory adjustments, partially offset by a higher mix of owned brand sales and a favorable shift in category mix of merchandise sales. Owned brand sales generally carry higher gross margins than that of third-party brand sales.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Fulfillment expenses	$23,272	$15,452	$7,820	50.6%
Percentage of net sales	2.8%	2.4%

Fulfillment expenses for the nine months ended September 30, 2022 were higher as compared to the same period in 2021, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff and the expansion of our fulfillment network.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Selling and distribution expenses	$145,030	$95,470	$49,560	51.9%
Percentage of net sales	17.2%	14.6%

The increase in selling and distribution expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $31.4 million, merchant processing fees increased $8.0 million, other selling expenses increased $6.8 million and customer service costs increased $3.4 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and fuel surcharges.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Marketing expenses	$141,755	$108,054	$33,701	31.2%
Percentage of net sales	16.8%	16.6%

The increase in marketing expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expense of $25.0 million as well as an increase of $8.7 million in brand marketing expense. The higher investment in 2022 to date is reflective of the increased cost to acquire new customers and retain existing customers as well as investments made in brand marketing initiatives including The Homecoming Weekend events that took place in the first quarter during Super Bowl weekend, the opening of the Revolve Social Club in March 2022, #REVOLVEfestival which we hosted in April 2022, the return of REVOLVE Gallery in September and various other smaller scale events throughout the year to date period. Due to COVID-19 related restrictions in the comparable prior year period, our in-person, event-based marketing events were limited, particularly in the first half of the year.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative expenses	$86,497	$66,028	$20,469	31.0%
Percentage of net sales	10.3%	10.1%

The increase in general and administrative expenses for the nine months ended September 30, 2022, as compared to the same period in 2021, was due to a $9.0 million increase in salaries and related benefits and equity-based compensation expense related to an increase in our headcount, a $5.7 million accrual for a pending legal matter, a $3.2 million increase related to professional services and other occupancy costs, and a $2.6 million increase in other operating expenses to support business growth. The increase in general and administrative expenses as a percentage of net sales was primarily driven by the $5.7 million accrual for a pending legal matter.

Income Taxes

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Income before income taxes	$66,250	$73,016
Provision for income taxes	15,421	2,558
Effective tax rate	23.3%	3.5%

The increase in the effective tax rate for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$244,046	$218,455
Accounts receivable, net	6,720	4,639
Working capital(1)	327,991	279,620

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of September 30, 2022, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of September 30, 2022 and December 31, 2021.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2022 and December 31, 2021.

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

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$34,451	$68,411
Net cash used in investing activities	(3,904)	(1,768)
Net cash provided by financing activities	496	9,448

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2022, we generated $34.5 million of operating cash flow as compared to $68.4 million for the same period in 2021. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital and lower net income adjusted for certain non-cash items.

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

Net cash used in investing activities was $3.9 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to capital expenditures related to our new fulfillment centers.

Net Cash Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash provided by financing activities was $0.5 million and $9.4 million for the nine months ended September 30, 2022 and 2021, respectively, and was attributable to the cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021 we did not have any material off balance sheet arrangements.

Contractual Obligations

As of September 30, 2022, our principal obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022.

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

These mitigating actions may adversely impact demand for our products. Furthermore, if costs were to become subject to significant incremental inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our net sales are not currently subject to significant foreign currency risk. However, our products for sale in foreign countries are generally priced in the country’s local currency based on the currency exchange rate in effect at the time. As the U.S. dollar strengthens, prices for customers in these regions may be more expensive relative to that of competition in those markets, thus adversely impacting our demand. Furthermore, the general purchasing power of consumers in foreign countries is weakened by a stronger U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements and we have not engaged in any foreign currency hedging transactions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include COVID-19 outbreaks and resulting restrictions, inflation, war, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, increasing inflationary pressures, fluctuating interest rates and credit availability, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each year. We have experienced seasonally slower activity during the first quarter. As a result of the COVID-19 pandemic and the postponement and cancellation of several events such as #REVOLVEfestival in 2020 and 2021, our seasonality has not followed typical patterns in recent periods. The duration of COVID-19 is highly uncertain and if we are once again forced to postpone or cancel large scale in-person events such as #REVOLVEfestival, our seasonality will likely be impacted. If we are unable to manage inventory at the right levels and with the appropriate assortment during these seasonal fluctuations or if the seasonality of our business changes, the conversion of consumer demand may be adversely impacted.

We generally do not have the right to return unsold products to our suppliers. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory valuation adjustments, liquidations or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory levels or to pay higher prices to our suppliers, our profit margins might be negatively affected.

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. Pressures have continued into the third quarter of 2022, with strict lockdowns and continuing threats of future lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been impacted by COVID-19, Russia's war against Ukraine, labor shortages and other factors and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 60 days from the original purchase date. Given the interruptions related to the COVID-19 pandemic, we instituted a policy that merchandise returns will be accepted for full refund if returned within 60 days of the original purchase date and may be exchanged up to 90 days from the original purchase date. Due to this extension of the return period and as pandemic-related restrictions are lifted, we may experience heightened levels of returns such as those that we experienced in the second and third quarters of 2022, which may negatively impact our operating results and financial position. Furthermore, we may experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence in future economic conditions, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, increasing inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by many factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, increasing interest rates and Russia’s war against Ukraine, which may adversely affect our business, operating results and financial condition.

Consumer spending habits for the merchandise we sell are affected by many factors beyond our control. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience new surges. Pressures have continued into the third quarter of 2022, with strict lockdowns and continuing threats of future lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity.

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

We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns, valuation adjustments, liquidations and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results.

In response to reduced consumer demand as a result of the COVID-19 pandemic in 2020, we reduced inventory receipts by canceling or delaying orders, which led to a significant decline in our inventory balance. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021 and the first quarter of 2022, we invested heavily in inventory to meet the robust demand. However, during the second and third quarters of 2022, consumer demand trended down significantly, resulting in an increase in our inventory balance. We have taken swift action to balance our inventory levels with the shift in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in our traditional product categories of apparel, footwear, accessories and beauty products, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

Over the course of 2021, we offered over 850 emerging and established brands through REVOLVE, including 30 brands developed and owned by us, which we refer to as owned brands, and almost 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. We recently launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Customer and influencer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support, brand marketing events or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. As a result of COVID-19-related travel restrictions and social distancing measures, our ability to engage with consumers through activations such as #REVOLVEfestival, #REVOLVEaroundtheworld and other large scale in-person activities that we have used to acquire customers and drive sales were significantly reduced in 2020 and certain periods during 2021. With the easing of restrictions, we have been able to host larger scale in-person events such as #REVOLVEfestival and the REVOLVE Gallery. However, it is possible that these events and events like them may be less impactful in the future and our ability to conduct in-person events is uncertain. If our shifts in marketing to address potential restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network of influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest, YouTube and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior evolves, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to maintain and acquire customers and our financial condition may suffer. In addition, social media platforms we use have and may continue to change their policies or algorithms, leading to shifts in the level of video and recommended content, which may impact our ability to fully optimize such platforms.

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

We establish and maintain relationships with both celebrity endorsers and design, celebrity and brand collaborators in order to develop, evaluate and promote our products as well as strengthen our brand. In a competitive environment, the costs associated with establishment and retention of these relationships may increase and there can be no assurance that our investments and efforts will ultimately result in new customers or increased sales to existing customers. If we are unable to maintain current associations or establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to our financial results. In addition, any repeated or sustained negative shifts in the public or industry perception of any of our celebrity endorsers or collaborators could also seriously harm our brand image with customers and, as a result, could have a material adverse effect on our business, financial condition and operating results.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld and the REVOLVE Gallery, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

Our ability to acquire customers in a cost-effective manner also depends on the rates we are charged by various third parties on which we rely, including vendors, suppliers and logistics providers such as UPS, FedEx and DHL. When these third parties increase their rates or add incremental surcharges, it increases our costs. If these third parties continue to increase their rates and add surcharges, and we do not seek to pass them on to our customers, our financial results could be materially adversely impacted.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our products under our owned brands. COVID-19 outbreaks in key regions have led to and may continue to lead to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. Pressures have continued into the third quarter of 2022, with varying levels of lockdowns and continuing threats of lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. While we have maintained long-standing relationships with many of our largest suppliers, we engage our third-party suppliers and manufacturers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply and manufacture our products may be affected by competing orders placed by other customers and the demands of those customers. If we experience significant increases in demand, or need to replace a significant number of existing suppliers or manufacturers, there can be no assurance that additional supply and manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer will allocate sufficient capacity to us in order to meet our requirements. Furthermore, our reliance on suppliers and manufacturers outside of the United States, the number of third parties with whom we transact and the number of jurisdictions to which we sell complicates our efforts to comply with customs duties and excise taxes; any failure to comply could adversely affect our business.

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

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 outbreaks, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including Russia’s war against Ukraine, or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. COVID-19 outbreaks have caused and may continue to cause delayed shipments from our manufacturing partners and other third-party suppliers. Pressures have continued into the third quarter of 2022, with varying levels of lockdowns and continuing threats of future lockdowns in China resulting in further disruptions to production, shipping and other commercial activity. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in net sales generated from the brands on our sites, including as a result of macroeconomic factors, seasonality trends and the timing and success of large, in-person events that we host, such as the #REVOLVEfestival;
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

Although our net sales and profitability have grown over time, this should not be considered as indicative of our future near term performance. We may not be successful in navigating through macroeconomic challenges and may not be successful in executing our growth strategy. Even if we manage through external challenges effectively and achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may decline or grow more slowly than we expect.

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

We have designed and built our own primary fulfillment center infrastructure, including customizing third-party inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition and operating results.

We operate three fulfillment centers located in California and Pennsylvania. We expect that our current capacity in these facilities will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed and any expansion of our fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales and such expected sales may not occur.

Government authorities may impose more restrictions on businesses as a result of COVID-19 outbreaks or other circumstances, including ones that would require closure of our fulfillment centers. If restrictions are imposed or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects.

Our failure to adequately and effectively staff our fulfillment centers, through third parties or with our own employees, could adversely affect our customer experience and operating results.

We operate three fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related shelter-in-place orders and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have, in the past, adversely impacted our ability to staff our Los Angeles fulfillment center. If government authorities re-impose restrictions on businesses, including ones that would require closure of our fulfillment centers, or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and two of our fulfillment centers, including our largest fulfillment center, as well as the majority of our employees are located, is very competitive.

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

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; including Russia's war against Ukraine; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

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

We have limited experience with operating in regions outside of the United States and do not have physical operations outside of the United States, though a small number of our customer service agents are working remotely from outside the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, laws, regulations, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

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

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Most of our sales are denominated in U.S. dollars. However, a strengthening U.S. dollar could increase the real cost of our products to our customers outside of the United States that pay in foreign currencies, which could adversely affect our financial condition and operating results. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be materially and adversely affected.

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

Our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, malware, computer hacking, fraudulent use, credential stuffing attacks, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks, exploitation of bugs and vulnerabilities, system malfunctions, failures, terrorism, inadvertent or intentional acts by our employees and contractors and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss, unavailability or corruption of data, or unauthorized access to or alteration, use, acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to phishing and social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches and incidents can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. Our third-party service providers also face these risks. Additionally, with many of our employees and employees of our service providers now working remotely, we and our service providers have less capability to monitor and enforce our data protection and data security policies and face increased privacy, data protection and data security risks.

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

We are at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, on March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and we have accrued $5.7 million to general and administrative expenses for fees and estimated losses that we expect to incur in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of September 30, 2022, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision does not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed/ Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Dated: November 2, 2022