Form 10-K
period 2022-12-31
Revolve Group, Inc.
filed 2023-02-23
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 40,767,977 shares of Class A common stock and 32,597,119 shares of Class B common stock outstanding as of February 15, 2023. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $1.0 billion as of June 30, 2022, based upon the last reported sales price on the New York Stock Exchange on that date of $25.91.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer or influencer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.
•
Use of social media and influencers may materially and adversely affect our reputation or subject us to tax obligations, fines or other penalties.
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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission, or the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

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
•
seasonal sales fluctuations; and
•
our ability to expand our brand and product offerings.

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

PART I

Item 1. BUSINESS

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering totaling over 90,000 apparel and footwear styles, as well as accessories and beauty and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,000 emerging, established and owned brands. Through 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

To improve on the merchandise offerings of traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing and trend-forecasting algorithms. Our proprietary technology leverages data from a vast net of styles, attributes and customer interactions to create a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground up to make decisions in a data-first, customer-centric way. Our approach facilitates constant newness, with over 1,500 new styles launched per week on average in 2022. Illustrating the efficacy of our data-driven merchandising, in 2022, approximately 85% of our net sales were at full price, which we define as sales with a price of not less than 95% of the full retail price.

Our powerful brands and innovative marketing strategy connect with the Millennial and Generation Z demographics. We are recognized as a pioneer and a leader in social media and influencer marketing. We have built a large community of influencer and brand partners, including thousands of micro-influencers, as well as some of the most influential social media celebrities in the world. Through our recognized leadership position, deep relationships and history of mutually beneficial partnerships, we believe we have become a partner of choice for influencers worldwide, leading to a competitive advantage. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive long-term loyalty and engagement. We complement our emotional brand marketing with sophisticated, data-driven performance marketing, the combination of which drives successful customer acquisition and retention that are key drivers of our customer lifetime value.

Our data-driven merchandising and innovative marketing competencies enable an owned brand strategy that further differentiates our merchandise assortment, provides increased control of our supply chain and has the opportunity to expand gross profit margins over the long-term. We have built a portfolio of 31 owned brands, each crafted with unique attributes and supported by dedicated marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. In 2022, our owned brands represented five out of our top ten brands in the REVOLVE segment and contributed 22.4% of the REVOLVE segment’s net sales.

Our Industry

Large and Growing Addressable Market. We participate in the large and growing apparel, footwear, accessories, home and beauty product sectors. We believe the key drivers shaping growth within these markets include favorable demographic trends, constant product newness and the proliferation of emerging brands, as well as an increased focus on fashion, beauty and lifestyle as a reflection of self-expression.

Significant Growth in Digital Channels. Consumers are increasingly using digital channels to make purchases, a trend accelerated by the COVID-19 pandemic and, to a lesser extent, the closure of tens of thousands of physical retail stores in recent years. As a result, the growth of online sales has outpaced that of traditional brick-and-mortar channels when compared to pre-pandemic periods. Mobile sales in particular have rapidly increased as consumers leverage their ability to discover, browse and purchase anytime from anywhere through their mobile devices. In 2022, customer orders placed through mobile devices represented 66.6% of our total orders.

Media Consumption and Shopping Behaviors of Next-Generation Consumers. Consumers, especially Millennials (born between 1981 and 1996) and Generation Z (born between 1997 and 2012), are spending more and more time on digital media and less time on more traditional forms of media. These consumers, who came of age in a hyper-connected, digital world, spend a particularly significant amount of time on social media.

The nature of consumer engagement with brands and retailers is evolving in tandem with the transition to digital channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from influencers as their source of inspiration and discovery and to inform their purchasing decisions. Influencers have an outsized impact on the purchasing behaviors of next-generation consumers. Influencers maintain a social media presence on platforms such as Instagram, TikTok and YouTube, and have thousands or even millions of engaged followers. Influencers can have a more powerful impact than traditional advertising methods because they bring their followers into their daily lives and share their personal tastes and preferences in an authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to U.S. Federal Reserve data, the Millennials’ share of U.S. household net worth during the first nine months of 2022 increased by approximately 50% when compared to the same period in 2019.

Next-Generation Consumers are Underserved by Retail and eCommerce. Although the apparel, footwear, accessories, home and beauty sectors are large, we believe the next-generation consumer is underserved by traditional brick-and-mortar and online retailers. Department stores and national retailers try to serve a broad demographic with ubiquitous brands and are slow to react to changing trends. Specialty boutiques, while highly curated, often offer a narrow assortment and are limited in their reach. Many online retailers tend to deliver a purely transactional customer experience, with limited original fashion content and style advice to facilitate inspiration and discovery.

Our Competitive Strengths

Leading Millennial and Generation Z Destination for Online Fashion. We believe we are the leading U.S. online destination targeted towards Millennial and Generation Z consumers seeking premium fashion. In 2022, we generated $1.1 billion in net sales, served over 2.3 million active customers, offered over 1,000 brands and delivered over 219,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States. Our average order value was $304 in 2022, which is reflective of our focus on premium merchandise and our differentiation from mass market, low price or value-based retailers. Our business is specifically targeted towards Millennial and Generation Z consumers, predominantly female, and we believe this more specific targeting results in a better experience for our customer, leading to strong customer loyalty and increases in market share over time. We further believe our scaled leadership position has strong network effects among our customers, brands and influencers because we are able to provide increasing value to each of those constituents as our scale and leadership position increases.

Data-Driven Merchandising Model. Our disciplined, data-driven merchandising approach allows us to offer a broad yet curated assortment of on-trend apparel, footwear, accessories and home and beauty products while managing fashion and inventory risk. We employ a “read and react” model that combines qualitative and quantitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has minimal overlap with other retailers. Furthermore, by introducing new products almost daily in limited quantities, we create a sense of urgency for our customers. As a result, sales of products at full retail price represented approximately 85%, 87%, 77% and 79% of total net sales in 2022, 2021, 2020 and 2019, respectively.

The REVOLVE and FWRD Brands. We have established a deep connection with a loyal community of youthful, aspirational consumers through our premium positioning, strong consumer affinity and reputation as a key fashion influencer for the next-generation consumer. Our customers frequently engage with us, coming to us for our inspiring content and styling and our distinct and constantly changing assortment of on-trend fashion. As our business grows, our brand value is increasingly becoming a significant point of differentiation with customers, influencers and brands.

Innovative Marketing Approach. Our marketing approach is integrated across all parts of the customer funnel and allows us to efficiently increase brand awareness, promote customer acquisition, encourage retention and maximize customer lifetime value. We have a history of being a leader in innovative digital and community-driven marketing and we believe we have positioned ourselves as a preferred partner for influencers and traditional marketing providers. We continuously provide our customers with aspirational and engaging content and amplify our message in a highly efficient manner through our network of thousands of influencers, elevated and aspirational social events and content that connects with her current lifestyle. In 2022, we drove 48% of traffic for REVOLVE from free and low-cost sources, as measured by the number of visitors who landed on the REVOLVE website or mobile application directly, via email marketing links, or through paid branded search terms and organic search results. We tightly integrate our marketing messaging into the shopping experience through compelling product curation, editorial content and daily product stories, creating a consistent experience for our customers across all touchpoints and allowing us to further control our merchandise sell-through. We complement our social media and community-driven brand marketing with sophisticated performance marketing efforts, including paid search and product listing ads, affiliate marketing, paid social, retargeting, personalized email marketing and mobile “push” communications through our mobile applications.

Deep Connection with Our Loyal Customers. We understand the next-generation consumer, how she shops and where she seeks fashion and lifestyle inspiration. We engage with her through social media, events, press and other digital channels, generating multiple touchpoints in an authentic way. We integrate our marketing content with our product curation, visual merchandising and editorial content, using our “Hot List,” daily product stories, featured shops, edits and head-to-toe style suggestions to create an inspirational user experience and enhance our reputation as a fashion discovery destination. From day one, we have been focused on providing a best-in-class customer shopping experience spanning all consumer touchpoints from our website experience to our fulfillment speed and accuracy, including fast and free shipping, all the way through the return process. We encourage our customers to use the home as a dressing room with a no-hassle free shipping and returns policy, which we have offered since our launch in 2003, making us one of the pioneers of free returns. She values this level of service and rewards our efforts with her loyalty, as demonstrated by our robust customer economics. Our strong net revenue retention rates and high average order values drive attractive customer lifetime value that expands over time and enables us to invest in customer acquisition and long-term brand building activities.

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with brand and performance marketing. Unlike traditional private label offerings, our owned brands command pricing similar to third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 4.0 million followers on Instagram as of December 31, 2022. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on the REVOLVE site. We bring new products to market by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our social media–driven marketing and events generates consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. Net sales of owned brands represented 22.4%, 20.1%, 26.7% and 36.1% of REVOLVE segment net sales for 2022, 2021, 2020 and 2019, respectively.

Proprietary, Scalable Technology and Data Analytics Platform. Our proprietary, scalable technology, data analytics, artificial intelligence and machine learning platform efficiently and seamlessly manages our merchandising, marketing, website experience, fulfillment, product development, sourcing, and pricing decisions. We have a proven history of leveraging our technology platform to flexibly expand capacity in a capital-efficient manner. We leverage a strategic asset of hundreds of millions of data points, drawing from 20 years of data across hundreds of thousands of styles, up to 60 unique attributes per style and millions of customer interactions. This data is leveraged throughout our operations to provide an optimized product offering, tailor our marketing efforts and continually enhance the experience on our sites. Our team of engineers, data scientists and business analysts continuously innovate to improve our platform and business processes to best serve our customers.

Founder-led Management and Innovative Culture. The inspiration of our co-chief executive officers, Mike Karanikolas and Michael Mente, to transform the shopping experience by leveraging data and through innovative business strategies continues to influence everything we do. Our company culture and team mirror the attributes of our core customer; we are socially engaged, digital-first, high energy, results driven and collaborative. We hire people who are passionate about fashion, technology, customer service and entrepreneurialism, and who are not burdened by conventional notions of traditional retail. We encourage creativity and constant improvement with a singular focus on the customer experience. We give our employees the opportunity to make an immediate contribution to our business, while maintaining our commitment to maximizing value over the long term. The success of our managerial strategies and innovative culture is evident in our long track record and our ability to manage through significant challenges in the macroeconomic environment, including the great recession in 2008 and 2009 and the more recent COVID-19 pandemic.

Our Growth Strategies

Continue to Acquire New Customers. Our effective customer acquisition combines with strong repeat purchase behavior to generate an attractive ratio of customer lifetime value to customer acquisition cost. We believe we are well-positioned in the market and there is significant room to expand our core customer base. As a result, we will continue to invest in attracting new customers to the REVOLVE community.

Continue to Increase Customer Loyalty and Wallet Share. We intend to deepen our existing customer relationships to improve our already strong revenue retention and increase our wallet share through enhancing our customer experience, engaging with her in ways that address more aspects of her life, and expanding our loyalty program, ambassador program and preferred customer program for high-value consumers.

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

Grow our Owned Brand Offering. We intend to continue optimizing our assortment to drive revenue and profitability growth by introducing new owned brands and expanding our current owned brands into additional styles and categories.

Continue to Innovate. We are innovating across our user interface, technology platform, supply chain and distribution capabilities to improve service levels, further enhance and personalize the customer experience, increase conversion rates and further optimize our operational processes.

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

Our Merchandising, Assortment and Content

We leverage a single platform to sell merchandise primarily through two retail segments, REVOLVE and FWRD, which offer complementary assortments. REVOLVE offers constant newness and discovery through a broad assortment of premium apparel, footwear, accessories and beauty and home products. FWRD offers a curated assortment of iconic and emerging luxury brands with a strong and differentiated point of view. We believe the combination of REVOLVE’s premium, trend-driven and ready-to-wear assortment and FWRD’s focus on luxury statement pieces provide a powerful head-to-toe assortment for the many aspects of her life.

We offer a broad yet curated assortment of over 90,000 apparel and footwear styles, as well as accessories and beauty and home products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing REVOLVE’s position as the destination for discovery. We continuously identify new brands and refine the brands we feature to foster a sense of newness and encourage discovery. We optimize our assortment through the development of a portfolio of 31 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand.

We bring new owned brand products to market by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, the United States, India and other countries. Historically, a majority of our products and a substantial portion of the products we source from third parties have been manufactured in China. We continue to expand our supplier network in existing and other geographies. We have developed deep relationships with a number of our suppliers and make efforts to ensure that all suppliers share our commitment to quality and ethics, including requiring them to certify adherence to our Code of Conduct. While we have maintained long-standing relationships with many of our largest suppliers, we do not have any long-term agreements requiring us to use any manufacturer and no manufacturer is required to produce our products in the long term.

We update our sites almost daily with new editorial content to generate a constant flow of fresh, high-quality, authentic and engaging content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

Our Marketing Approach

We leverage a variety of marketing and advertising programs to build our brand, drive traffic to our websites and mobile applications, acquire new customers and engage with our existing customers.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences featuring our premium merchandise to attract and retain customers. These efforts typically lead to higher earned media value relative to that of our competitors. We have a global network of thousands of influencers who regularly create authentic REVOLVE and FWRD content. We believe we are a preferred partner for influencers, as their association with REVOLVE and FWRD enhances the influencers’ personal brands through our rich content. Our network is constantly evolving as we assess the breadth of individual influencers’ social media followings and resonance with our core demographic. In 2021, we enhanced our influencer network with the launch of the REVOLVE brand ambassador program, an extension of our relationship with the influencer that leverages our proprietary technology and offers a broader range of perks and incentives. In 2022, we further enhanced our influencer network with the launch of the FWRD brand ambassador program.

We complement our social media efforts through a variety of brand marketing campaigns and in-person events, including the #REVOLVEfestival, #REVOLVEaroundtheworld and the REVOLVE Gallery. Our events are attended by top influencers who promote the REVOLVE and FWRD brands and the products we offer. The expansion in our brand marketing strategy in recent years to include virtual live-streaming events has enabled us to connect with our customer in new ways and across more aspects of her life, further strengthening our marketing playbook. Our online presence includes over 10.3 million Instagram followers across REVOLVE, FWRD and the collective following of our individual owned brands as of December 31, 2022. We complement our powerful social media and influencer marketing with a robust digital performance marketing strategy. Our digital performance marketing efforts are focused on acquiring and retaining customers through a variety of channels, including paid search and product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications.

Our Technology Platform

Our technology integrates seamlessly across multiple functions throughout the organization, connecting in a way that allows constant iteration and optimization. Our proprietary algorithms and technology infrastructure create the foundation for everything we do and include:

•
Data Science. Our technology mines data from a database we have built over 20 years, consisting of hundreds of thousands of styles and millions of customer interactions, creating a strategic asset of hundreds of millions of data points.
•
Machine Learning and Artificial Intelligence. We utilize machine learning and artificial intelligence to optimize our assortment and personalize the website experience through advanced search and product recommendations.
•
Merchandising. Our algorithms optimize pricing based on demand, automatically identify and re-order best sellers based on purchase trends and browsing feedback, and optimize the depth of available inventory to maximize margins and net sales at full price.
•
Marketing. Our algorithms analyze the billions of impressions generated by our influencer network and the number of click-throughs and conversion rates from our performance marketing efforts to cost-efficiently and effectively market to consumers. We utilize customer shopping and purchase behavior to personalize our email and retargeting efforts seamlessly across multiple customer touchpoints.
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
•
Customer Service and Relationships. Our customer service technology is complemented by third party technology and provides our representatives with up-to-date and relevant product and fulfillment information to better serve our customer regardless of the communication channel. We generate highly personalized and relevant full life-cycle email and retargeting messaging. Our systems also continue to learn about each customer through historical purchase behavior as well as direct customer feedback and these learnings are applied to future interactions.
•
Fulfillment. The algorithms we use in our fulfillment centers enable us to efficiently position inventory and combine orders to reduce shipping costs. These algorithms also determine the most efficient manner to fulfill each order, including optimizing the way in which inventory is picked and when orders are shipped. We continually invest in our fulfillment footprint, capacity and automation to provide our customers with best-in-class service.

Our proprietary technology infrastructure is highly scalable and has allowed us to efficiently grow with our customer demand, vendor base, brands and assortment. We supplement our technology team with a team of data scientists and analysts that support teams across the organization through reporting and analysis.

Our Customer Service, Fulfillment and Logistics

A key driver of our profitable growth and strong customer loyalty is our ability to provide an exceptional customer experience throughout her purchasing journey. Our ability to fulfill orders and process returns quickly and accurately is critically important to the customer experience. The vast majority of our customer service and fulfillment operations are managed directly by us, giving us significant control of the customer experience.

Customers can engage with us in 12 languages, use one of 20 payment methods and pay in over 50 currencies. While we do not extend credit to our customers, we do offer third-party payment alternatives that allow our customers to make installment payments. We also offer a loyalty program for our customers that leverages in-house technology. The loyalty program rewards and incentivizes cross shopping on our sites and affords participating customers benefits such as early access to new styles, early access to items on sale and invitations to exclusive events. The FWRD preferred customer program enables our top-tier customers to receive dedicated, high-touch services to assist their shopping experience including products specifically curated for them by our stylists.

Our technology platform is supplemented by our customer service, fulfillment and logistics teams. Our customer service team, through interactions with our customers by phone, email, text or instant-message, primarily addresses questions relating to orders, deliveries and returns, and also answers questions regarding fit, color, size and other style matters to ensure customer satisfaction. Our fulfillment and logistics team oversees order fulfillment, ensuring that orders are efficiently and accurately processed, packed, shipped and delivered to customers. We continually invest in automation and our fulfillment center network to optimize fulfillment center workflow in an effort to maintain and improve our customer experience and gain cost efficiencies. Our investments have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system creates a unique serial number for every individual item in our warehouse and enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas of California we offer free next-day shipping. Our efficient operations allow us to ship over 95% of orders on the same day if placed before noon Pacific Time. We are also able to ship to and service customers in over 150 countries and territories and are able to serve customers representing over 80% of our international sales within two to three business days.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Human Capital

As of December 31, 2022, we had 1,384 employees, most of which are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives are focused on the retention and development of our existing employees and the recruitment of new employees. We are focused on building a team and culture that is diverse, respectful, socially engaged, digital-first, high energy, results driven and collaborative. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits. The following table sets forth the number of employees by team as of December 31, 2022:

Team	As of December 31, 2022
Fulfillment and logistics	682
Owned brand design and development	144
Customer service	131
Merchandising and planning	100
Creative photography, studio and editorial	93
Marketing	63
Technology and data science	49
Other	122
Total	1,384

Competition

The online and offline retail markets generally, as well as the premium lifestyle and luxury product markets more specifically, are highly competitive and rapidly evolving. We face significant competition from eCommerce websites, including apparel and accessories-oriented eCommerce websites as well as the eCommerce websites of traditional retailers and premium and luxury brands. We also face competition from brick-and-mortar stores and boutiques, including traditional retailers as well as fashion boutiques.

We compete based on product selection, differentiation and curation, brand quality and strength of brand relationships, relevance, convenience, ease of use and consumer experience, including order fulfillment and shipping timeliness and return policies. We believe we compete favorably across these factors when taken as a whole.

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2022, we owned over 570 trademark registrations, over 350 trademark applications and over 70 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FWRD word marks and those marks associated with our unique individual owned brands. Our trademarks, including domain names, are material to our business and brand identity.

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

In addition, our beauty products are subject to regulation by the Federal Trade Commission, the Food and Drug Administration and the Consumer Product Safety Commission, as well as various other federal, state, local and foreign regulatory authorities. These laws and regulations principally relate to the ingredients, proper labeling, advertising, marketing, manufacture, safety, shipment and disposal of our products.

For more information about laws and regulations applicable to our business, see the section titled “Risk Factors—Risks Related to Regulation and Taxation—Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.”

Seasonality

For information about the seasonality of our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance—Seasonality.”

Information About Segment and Geographic Revenue

For information about segment and geographic revenue, see Note 11, Segment Information, to our consolidated financial statements included elsewhere in this report.

Corporate Information

We were originally formed as Advance Holdings, LLC in December 2012 as a Delaware limited liability company. In October 2018, we changed our name to Revolve Group, LLC. In connection with our initial public offering, or IPO, on June 6, 2019, Revolve Group, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Revolve Group, Inc. so that the top-tier entity in our corporate structure was a corporation rather than a limited liability company. Our principal executive offices are located at 12889 Moore Street, Cerritos, California 90703. Our telephone number is (562) 677-9480.

Available Information

We file or furnish periodic reports and amendments thereto, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and other information with the SEC. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at www.Revolve.com, and our periodic reports and amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at www.Investors.Revolve.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report.

Item 1A. RISK FACTORS

Investing in our Class A common stock involves certain risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

Economic downturns and other macroeconomic conditions or trends may adversely affect consumer discretionary spending and our business, operating results and financial condition.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include COVID-19 outbreaks and resulting restrictions, war, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, increasing inflationary pressures, fluctuating interest rates and credit availability, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

We are also required to manage numerous relationships with various suppliers, vendors and other third parties. Changes in our operations, vendor base, fulfillment centers, information technology systems or internal controls and procedures may not be adequate to support our operations. If we are unable to manage growth of our organization effectively, our business, financial condition and operating results may be adversely affected.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty and home products to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, is difficult to forecast and can change significantly between the time inventory is ordered and the date of sale, resulting in higher inventory levels that may adversely impact our operating results, or insufficient inventory that may adversely impact the conversion of demand for our merchandise. Demand may be affected by macroeconomic factors such as inflation, consumer confidence and events like the COVID-19 pandemic, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. We believe our historical results have been impacted by a pattern of increased sales leading up to #REVOLVEfestival in April and during May and June, which results in peak sales during the second quarter of each year. We have traditionally experienced seasonally slower activity during the first quarter. If we are unable to manage inventory at the right levels and with the appropriate assortment during these seasonal fluctuations or if the seasonality of our business changes, the conversion of consumer demand may be adversely impacted.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and will continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. Pressures continued at various times throughout 2022, with lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity. Other factors, such as a worsening of US-China relations, could also impact our supply chain and negatively impact the cost to source from China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been impacted by COVID-19, Russia’s war against Ukraine, labor shortages and other factors and therefore, diversification of the supply chain and sourcing may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. Due to our liberal return policy and consumer behavior, we may experience heightened levels of returns such as those that we experienced in the second, third and fourth quarters of 2022, which have and may continue to negatively impact our operating results and financial position. We have and may continue to experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence in future economic conditions, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, increasing inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by many factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, increasing interest rates and Russia’s war against Ukraine, which may adversely affect our business, operating results and financial condition.

Consumer spending habits for the merchandise we sell are affected by many factors beyond our control. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and shopping patterns as the pandemic continues and as different regions experience new surges. Pressures continued at various times throughout 2022, with lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity.

Russia’s war against Ukraine has resulted in the imposition of unprecedented, potentially prolonged, economic sanctions on Russia and other responses from the United States and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets.

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

The COVID-19 pandemic, Russia’s war against Ukraine and other potential, adverse developments in any of these areas, could lead to a reduction in the demand for our merchandise, increase our cost of goods, freight cost and payroll costs, decrease our inventory turnover, cause greater markdowns and otherwise adversely affect our business, operating results and financial condition.

The COVID-19 pandemic has materially adversely affected, and may continue to adversely affect, our business, financial position, results of operations and growth prospects.

The COVID-19 pandemic has had, and may continue to have, severe negative repercussions across local, state and national economies, financial markets and our industry. The COVID-19 pandemic has subjected us to many risks, including the impact from:

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
•
supply chain disruptions;
•
increase in the cost of goods due to an increase in the cost of materials;
•
positive COVID-19 cases at our facilities; and
•
a global slowdown and profound economic uncertainty.

In addition, the majority of our corporate employees continue to work remotely most days of the work week. It is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.

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

We typically enter into agreements to manufacture and purchase our merchandise in advance of trends, shifts in customer preference and typical selling seasons. Our failure to anticipate, identify or react appropriately or in a timely manner to changes in customer preferences, tastes and trends or economic conditions, could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns, valuation adjustments, liquidations and write-offs, any of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and operating results. For example, as consumer demand trends improved in 2021 and through the first quarter of 2022, we invested heavily in inventory to meet the robust demand. However, during the remainder of 2022, consumer demand trended down significantly, resulting in an increase in our inventory balance. We continue to balance our inventory levels based on shifts in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.

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

Our business depends on our ability to maintain a strong community of brands, engaged customers and influencers. We may not be able to maintain and enhance our existing brand community if we receive customer or influencer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, operating results and growth prospects.

Over the course of 2022, we offered over 900 emerging and established brands through REVOLVE, including 31 brands developed and owned by us, which we refer to as owned brands, and over 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. We recently launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Use of social media and influencers may materially and adversely affect our reputation or subject us to tax obligations, fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain Instagram, Facebook, TikTok, Pinterest, YouTube and Twitter accounts. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior and preferences evolve, we must continue to adapt to maintain an effective and authentic presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools and effectively engage with our customers, our ability to maintain and acquire customers and our financial condition may suffer. In addition, social media platforms we use have and may continue to change their policies or algorithms, leading to shifts in the level of video and recommended content, which may impact our ability to fully optimize such platforms.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited or restricted, which could adversely impact our business and operating results. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property laws and tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the FTC has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not prescribe what our influencers post and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers and the websites of our competitors. We have made significant investments related to customer acquisition and expect to continue to invest significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing and the cost of maintaining such relationships will likely continue to increase. We cannot assure you that the net sales contribution from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive leverage and efficiency with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. The market for social media and influencer based marketing has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

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

We obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As eCommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also use paid and non-paid advertising. We acquire and retain customers through paid search and product listing ads, affiliate marketing, paid social media marketing, retargeting, personalized email marketing and mobile “push” communications through our mobile apps. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges due to a number of factors, including the COVID-19 pandemic, Russia’s war against Ukraine, lockdowns in China, port closures and labor shortages, we have experienced delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. COVID-19 outbreaks in key regions have led to and may continue to lead to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. Pressures continued at various times throughout 2022, with lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity. Other factors, such as a worsening of US-China relations, could also impact our supply chain and negatively impact the cost to source from China.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. We have not directly passed these increased costs on to our customers, which may adversely impact our operating results. We may choose to directly pass such cost increases on to our customers in the future, which may impact the conversion of demand for our product. We may not be able to pass such increases on to our customers.

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, including the COVID-19 outbreaks, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including Russia’s war against Ukraine, or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. COVID-19 outbreaks have caused and may continue to cause delayed shipments from our manufacturing partners and other third-party suppliers. Pressures continued at various times throughout 2022, with lockdowns in parts of China resulting in further disruptions to production, shipping and other commercial activity. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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
•
attracting and retaining personnel;
•
further developing our data analytics and technology capabilities;
•
maintaining favorable brand recognition and effectively marketing our services to customers;
•
the amount, diversity and quality of brands and merchandise that we or our competitors offer;
•
personalizing our website shopping experience;
•
maintaining and curating an appealing portfolio of brands and merchandise;
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
•
fluctuations in product mix, including between sites and between product categories;
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
•
disruptions or defects in our sites, or actual or perceived privacy or data security breaches or incidents; and
•
economic and market conditions, particularly those affecting our industry.

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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and conditions in international markets. In addition, we experience seasonal trends in our business and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period.

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

Although our net sales have grown profitably over time, this should not be considered as indicative of our future near term performance. We may not be successful in navigating through macroeconomic challenges and may not be successful in executing our growth strategy. Even if we manage through external challenges effectively and achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may decline or grow more slowly than we expect.

We believe that the sustainability of our recent revenue growth, and potential future growth, will depend upon, among other factors, our ability to:

•
address the short- and long-term macroeconomic challenges by adjusting our cost structure, meeting our customers’ service expectations, shifting our marketing strategy and maintaining a relevant merchandise assortment;
•
identify and develop new emerging, established and owned brands while maintaining the relationships and product curation with existing emerging, established and owned brands;
•
acquire new customers and retain existing customers;
•
provide a premium shopping experience for our customers;

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
•
target additional categories and price points beyond premium apparel for Millennial and Generation Z consumers, such as luxury, beauty and home products, and men’s apparel;
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

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; including Russia’s war against Ukraine; worsening U.S.-China relations; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in November 2022, Google announced that it plans to implement similar restrictions to restrict tracking activity across Android devices in early 2023. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We may acquire businesses or technologies in the future. Acquisitions may divert management’s time and focus from operating our business and also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating an acquired business or technology is risky. Completed and future acquisitions may result in unforeseen operational difficulties and expenditures associated with:

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in November 2022, Google announced that it plans to implement similar restrictions to restrict tracking activity across Android devices in early 2023.

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

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data effective as of January 1, 2022, with enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which is effective as of January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which is effective as of July 1, 2023. In March 2022, Utah enacted the Utah Consumer Privacy Act, or the UCPA, which is effective as of December 31, 2023. Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which is effective as of July 1, 2023. These newer state statutes share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the United States enacted the Inflation Reduction Act of 2022 which, among other provisions, imposed a one-percent excise tax on certain stock buybacks by public companies. The Organization of Economic Cooperation and Development proposed implementing a global minimum tax of fifteen percent, which is being adopted or considered by many jurisdictions. There are numerous other factors that could affect our tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies, including TikTok. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

Our reliance on overseas manufacturing and supply partners, including vendors located in jurisdictions presenting an increased risk of bribery and corruption, exposes us to legal, reputational and supply chain risk through the potential for violations of federal and international anti-corruption law.

We derive a significant portion of our owned brand merchandise from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti‑corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf. Notwithstanding our efforts to conduct our operations in material compliance with these regulations, our international vendors could be determined to be our “representatives” under the FCPA, which could expose us to potential liability for the actions of these vendors under the FCPA. If we or our vendors were determined to have violated OFAC regulations, the FCPA, the U.K. Bribery Act of 2010, or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, the costs we may incur in defending against any anti-corruption investigations stemming from our or our vendors’ actions could be significant. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating in regions outside of the United States and do not have physical operations outside of the United States, though a small number of our employees are working remotely from outside the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, laws, regulations, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, accessories and beauty. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment, within which a large portion of the merchandise offered for sale are manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

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

Most of our sales are denominated in U.S. dollars. However, a strengthening U.S. dollar could increase the real cost of our products to our customers outside of the United States that pay in foreign currencies, which could adversely affect our operating results. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be materially and adversely affected.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for REVOLVE and FWRD in 2013, and all of our North American sites and a majority of our international sites are mobile-optimized. In 2022 and 2021, a majority of orders were placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

We currently are the registrant of marks for our brands in numerous jurisdictions and are the registrant of the Internet domain name for the websites of revolve.com and fwrd.com and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions. Domain names generally are regulated by Internet regulatory bodies. As our business grows, we may incur material costs in connection with the registration, maintenance and protection of our marks. If we do not have, or cannot obtain on reasonable terms, the ability to use our marks in a particular country, or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or to elect not to sell products in that country. Either result could materially adversely affect our business, financial condition and operating results.

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

We have in the past received, and may in the future receive, claims by various third-parties that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights.

Our active engagement in social media activities and large network of social media influencer partners increases these risks for us. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, including statutory damages of up to $150,000 per work infringed in the event of willful copyright infringement. We could also be subject to actual damages, the amounts of which may be difficult to quantify. In addition, in some cases we may be obligated to pay the attorneys’ fees for a plaintiff in a lawsuit filed against us. Such damages and attorneys’ fees, if any, could adversely affect our business, operating results and financial condition. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our operating results. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, choose to enter into settlement agreements with third parties to avoid or settle litigation, the amounts of which could be substantial and adversely affect our operating results.

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
•
imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•
other events or factors, including those resulting from war, including Russia’s war against Ukraine, or incidents of terrorism, or responses to these events.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of December 31, 2022, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following table sets forth information with respect to our facilities, all of which are used by both our REVOLVE and FWRD segments:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate headquarters and fulfillment center	281,100	2023
Berks County, Pennsylvania	Fulfillment center	95,600	2027
La Palma, California (1)	Fulfillment center	75,000	2027
Los Angeles, California	Office space	42,200	2027
Cerritos, California (2)	Office space	38,700	2023
Cerritos, California	Office and studio space	37,000	2032
Cerritos, California	Office space	23,700	2023
Los Angeles, California	Office and studio space	6,100	2027

(1)	Approximately 30,000 square feet is sublet to a third-party on a month-to-month basis.
(2)	Approximately 26,000 square feet is sublet to a third-party through the remainder of the lease term.

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

Holders of Record

As of February 15, 2023, we had two registered holders of record of our Class A common stock and two registered holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period of June 7, 2019 through December 31, 2022, beginning with an investment at the $34.00 closing market price on June 7, 2019, the end of the first day our Class A common stock traded on the NYSE following our initial public offering at $18.00 per share, and thereafter based on the closing price of our Class A common stock on the NYSE, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on June 7, 2019 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph

$300
$250
$200
$150
$100
$50
$0
6/7/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Revolve Group, Inc.
S&P 500
S&P Retail Select Industry

(in dollars)	June 7, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Revolve Group, Inc.	$100.00	$54.00	$91.68	$164.82	$65.47
S&P 500	$100.00	$113.67	$134.58	$173.21	$141.84
S&P Retail Select Industry	$100.00	$113.11	$160.19	$229.03	$156.39

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the sections titled “Risk Factors” and “Forward-Looking Statements.”

For discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for year ended 2021, which was filed with the SEC on February 28, 2022.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted, premium lifestyle brand, and a go-to online source for discovery and inspiration, we deliver an engaging customer experience from a vast yet curated offering of apparel, footwear, accessories, beauty and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers, and more than 1,000 emerging, established and owned brands. Through 20 years of continued investment in technology, data analytics, and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

We believe our product mix reflects the desires of the next-generation consumer and we optimize this mix through the selection of established brands that resonate with our consumer, the identification and incubation of emerging brands and the continued development of owned brands. The focus on emerging and owned brands minimizes our assortment overlap with other retailers, supporting marketing efficiency, conversion and sales at full price.

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and 20 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our online sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial and Generation Z consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic and inspiring content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities and our proprietary brand ambassador program. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, affiliate marketing, paid social, retargeting, our brand ambassador program, personalized email marketing and mobile “push” communications through our mobile applications.

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

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and no physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the UK, the EU and Australia, and further expanded to New Zealand, Singapore and Canada in 2020 and Poland, Spain, Switzerland and the UAE in 2021, and Saudi Arabia and Monaco in 2022. We have also sold our REVOLVE products on two large international marketplaces, Tmall Global in China and Nykaa Fashion in India, beginning in 2020 and 2022, respectively. For 2022 and 2021, we generated $187.1 million and $165.1 million, respectively, in net sales shipped to customers internationally, or 17.0% and 18.5% of total net sales, respectively. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Impact of COVID-19

There continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. While demand for our products has improved as compared to the height of the outbreak and lockdowns, the extent to which this increased demand will continue in the future remains uncertain. A resurgence of COVID-19 may result in business restrictions and social distancing mandates, the cancellation of large, in-person brand marketing events, supply chain disruptions, changes in consumer behavior and an increase in the cost of goods sold.

Varying levels of restrictions may evolve and may spur long-term changes in consumer behavior.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except average order value and percentages)
Gross margin	53.8%	55.0%	52.6%
Adjusted EBITDA	$90,234	$114,585	$69,257
Free cash flow	$18,269	$60,118	$71,449
Active customers	2,340	1,840	1,472
Total orders placed	8,304	6,636	4,499
Average order value	$304	$271	$236

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

Gross margin is impacted by the mix of brands and categories of styles that we sell on our sites. Gross margin on sales of owned brands is typically higher than that for third-party brands. Gross margin is also affected by the percentage of sales through the REVOLVE segment, which consists primarily of emerging third-party, established third-party and owned brands, compared to our FWRD segment, which consists primarily of established third-party brands. Merchandise mix will vary from period to period and if we do not accurately forecast demand, our growth, margins and inventory levels may be adversely affected.

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We have maintained a high percentage of sales that occur at full price, which we believe reflects our data-driven merchandising strategy, customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns.

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

Our financial results included certain items that we consider non-routine and not reflective of the underlying trends in our core business operations. Non-routine items in 2022 primarily related to an accrual for a then-pending legal matter that has since been resolved. Although we believe these expenses to be non-routine in nature, we cannot guarantee that these expenses will not be incurred again in the future.

A reconciliation of Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$58,697	$99,840	$56,790
Excluding:
Other (income) expense, net	(3,476)	563	994
Provision for income taxes	17,919	4,888	3,282
Depreciation and amortization	4,791	4,508	4,827
Equity-based compensation	5,862	4,786	3,364
Non-routine items (1)	6,441	—	—
Adjusted EBITDA	$90,234	$114,585	$69,257
(1)
Non-routine items in 2022 primarily relate to an accrual for a then-pending legal matter that has since been resolved.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,436	$62,313	$73,773
Purchases of property and equipment	(5,167)	(2,195)	(2,324)
Free cash flow	$18,269	$60,118	$71,449

Net cash used in investing activities	$(5,167)	$(2,195)	$(2,324)
Net cash provided by financing activities	$887	$12,766	$8,660

Active Customers

We define an active customer as a unique customer account from which a purchase was made across our platform at least once in the preceding 12-month period. We calculate the number of active customers on a trailing 12-month basis given the volatility that can be observed when calculating it on the basis of shorter periods that may not be reflective of longer-term trends; however, such a methodology may not be indicative of other short-term trends, such as changes in new customers. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. We view the number of active customers as a key indicator of our growth, the reach of our sites, the value proposition and consumer awareness of our brands, the continued use of our sites by our customers and their desire to purchase our products. We believe the number of active customers is a measure that is useful to investors and management in understanding our growth, brand awareness and market opportunity. Our number of active customers drives both net sales and our appeal to brands and partners.

Active customers increased during 2022 as compared to 2021 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and to a lesser extent, due to the easing of stay-at-home orders and other restrictions in the United States and other key regions around the world.

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

Total orders placed increased in 2022 as compared to 2021 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts, and to a lesser extent due to the easing of stay-at-home orders and other restrictions in the United States and other key regions around the world

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. In 2022, average order value for merchandise sold through the REVOLVE and FWRD segments was approximately $279 and $690, respectively, reflecting the brands sold and typical profile of the shoppers on such sites. We believe our high average order value demonstrates the premium nature of our product assortment. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order. Average order value varies depending on the site through which we sell merchandise, the mix of product categories sold, the number of units in each order, the percentage of sales at full price, and for sales at less than full price, the level of markdowns.

Average order value increased during 2022 as compared to 2021, primarily due to a shift in mix back to higher price point merchandise combined with an increase in the price of products as a result of the increase in the cost of goods and other input costs, partially offset by a lower percentage of full price sales.

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

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation, employment rates, business conditions, changes in the housing market, changes in the stock market, the availability of credit, U.S. government stimulus payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges and Russia’s war against Ukraine. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has also had and may continue to have a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets.

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into purchases of our product, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate our business and cost effectively acquire customers. Furthermore, changes in the user experience on social media platforms, including a shift towards video and the level of recommended content as well as changes in privacy practices by third parties may make it more difficult to gain customer awareness and cost effectively acquire and retain customers. Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers, which may adversely affect our operating results. Additionally, in November 2022, Google announced that it plans to implement similar restrictions to restrict tracking activity across Android devices in early 2023.

We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, #REVOLVEaroundtheworld and the REVOLVE Gallery, as well as short-term pop-up retail experiences. With the travel restrictions and social distancing measures imposed in response to the COVID-19 pandemic during 2020, we were unable to engage with our customers through larger in-person activations such as #REVOLVEfestival, which had a negative impact on our ability to drive traffic to our sites, acquire new customers and retain our existing customers. As restrictions eased and to maximize our opportunity to capture consumer demand as economies reopened, during 2021 and 2022 we increased our marketing investment and began hosting in-person events, including #REVOLVEfestival in April 2022 after a two-year hiatus. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Customer Retention

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 50%, 49%, 49% and 45% for 2022, 2021, 2020 and 2019, respectively.

Existing customers typically place more orders annually than new customers and at higher average order values, resulting in existing customers representing approximately 77% of orders and approximately 79% of net sales in 2022, up from 76% of orders and 77% of net sales in 2021 and 57% of orders and 58% of net sales in 2014, again having increased in each year since 2014. We believe these increasing metrics are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our customer cohorts.

The chart below illustrates the spending behavior of our customer cohorts over time, as reflected in customer purchases of our products annually. As shown in the chart, the net sales contribution and retention from existing customer cohorts was temporarily impacted in 2020 by the headwinds from the COVID-19 pandemic, before rebounding strongly in 2021 and 2022. Cohort net sales retention is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. Cohort net sales retention was 97% in 2022 as compared to 120% in 2021, 74% in 2020 and 89% in 2019. We believe that the reduced 2020 retention performance was short term in nature as a result of the COVID-19 headwinds and not indicative of the value of our customer base over the long term, as evidenced by the strong recovery and retention rates in 2021 and 2022; however, if the negative customer retention and purchasing pattern experienced in 2020 were to recur due to the COVID-19 pandemic or other factors, or if we are unable to otherwise maintain our historically strong retention rates, our operating results could be adversely impacted.

2014
2015
2016
2017
2018
2019
2020
2021
2022
Calendar Year
2013 Cohort and Prior
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort
2021 Cohort
2022 Cohort

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party (including iconic luxury brands) and owned brands. Our product mix consists primarily of apparel, footwear, accessories and beauty products.

Our merchandise mix across our two reporting segments carry a range of margin profiles and may cause fluctuations in our gross margin. Shifts in our segment mix and our broader category merchandise mix may result in fluctuations in our gross margin from period to period.

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. In addition, our sales demand had initially been adversely impacted as a result of the COVID-19 pandemic. In response, in 2020, we significantly reduced inventory receipts by canceling or delaying orders. With consumer demand trends improving beginning in the second quarter of 2020 and continuing to improve through 2021, we invested heavily in inventory to meet the robust demand. However, during the second quarter of 2022, consumer demand began to trend down significantly, resulting in a significant increase in our inventory balance. We have taken swift action in our efforts to balance our inventory levels with the shift in demand, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.

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

The REVOLVE segment contributes to a majority of our net sales, representing 83.6% of our net sales for both 2022 and 2021. During 2022 and 2021, REVOLVE generated $921.7 million and $745.1 million in net sales, respectively, representing an increase of 23.7%. The net sales increase in 2022 compared to 2021 was primarily due to an increase in the number of total orders placed by customers complemented by an increase in average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 16.4% of our net sales for both 2022 and 2021. During 2022 and 2021, FWRD generated $179.7 million and $146.3 million in net sales, respectively, representing an increase of 22.9%. The net sales increase in 2022 compared to 2021 was primarily due to an increase in the number of total orders placed by customers combined with an increase in average order value.

Net sales to customers outside of the United States contributed to 17.0% and 18.5% of our net sales for 2022 and 2021, respectively. During 2022 and 2021, net sales to customers outside of the United States were $187.1 million and $165.1 million, respectively, representing an increase of 13.2%.

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

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth calendar quarter in connection with the holidays. We historically experienced increased sales in the spring and summer months that have resulted in peak sales during the second quarter of each fiscal year. We also historically experienced lower activity in the first quarter of each year. The COVID-19 pandemic impacted our historical seasonality, resulting in the second quarter not being the peak quarter for the 2020 and 2021 fiscal years. With the exception of the COVID-19 pandemic and other unpredictable events such as the other macroeconomic conditions described in “—Overall Economic Trends” above, we expect our historical seasonality to revert closer to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates moderate over the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can significantly impact, both positively and negatively, the level of demand by customers for our products. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, accessories, home and beauty products. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value.

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory valuation adjustments, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of total orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix. We have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials.

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing our fulfillment centers, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. We expect fulfillment expenses to fluctuate as a percentage of net sales due to pressure from increased costs such as wages and other input cost pressure, expansion of our fulfillment network footprint and capacity, and our customers' propensity to return merchandise, to be partially offset by operating efficiencies from increased scale as well as automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to fluctuate as a percentage of net sales reflecting pressure from elevated return rates due to product mix and consumer behavior, investments in international markets to offer hassle-free returns as well as increases in shipping costs, including the impact of fuel prices incurred through variable surcharges from our shipping partners, partially offset by efficiencies realized from optimized shipping methods.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing such as our brand ambassador program. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. As a result of the impact on consumer discretionary spending and the required social distancing due to the COVID-19 pandemic, we reduced our marketing investment in absolute dollars and as a percentage of net sales in 2020. In 2021 and 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. In 2021, we reinvested significantly to expand our team to support our strong growth. General and administrative expenses are expected to increase in the near term as we plan to continue to invest in our team to support future growth, albeit at a more moderate year-over-year growth rate than in 2021. Over the long-term, we expect general and administrative expenses to continue to increase moderately in absolute dollars to support business growth and meet our obligations as a public company with general and administrative expenses as a percentage of revenue declining over the long-term as we leverage our investments and as our business scales.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income on our money market funds, interest expense and other fees associated with our line of credit and foreign exchange (gains) losses.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net sales	$1,101,416	$891,390	$580,649
Cost of sales	509,093	401,567	275,369
Gross profit	592,323	489,823	305,280
Operating expenses:
Fulfillment expenses	31,804	21,322	16,471
Selling and distribution expenses	190,419	133,506	80,496
Marketing expenses	181,648	140,398	76,371
General and administrative expenses	115,312	89,306	70,876
Total operating expenses	519,183	384,532	244,214
Income from operations	73,140	105,291	61,066
Other (income) expense, net	(3,476)	563	994
Income before income taxes	76,616	104,728	60,072
Provision for income taxes	17,919	4,888	3,282
Net income	$58,697	$99,840	$56,790

	Year Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.2	45.0	47.4
Gross profit	53.8	55.0	52.6
Operating expenses:
Fulfillment expenses	2.9	2.4	2.8
Selling and distribution expenses	17.3	15.0	13.9
Marketing expenses	16.5	15.8	13.2
General and administrative expenses	10.5	10.0	12.2
Total operating expenses	47.2	43.2	42.1
Income from operations	6.6	11.8	10.5
Other (income) expense, net	(0.3)	0.1	0.2
Income before income taxes	6.9	11.7	10.3
Provision for income taxes	1.6	0.5	0.5
Net income	5.3%	11.2%	9.8%

Comparison of Years Ended 2022 and 2021

Net Sales

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Net sales	$1,101,416	$891,390	$210,026	23.6%

The increase in net sales for 2022 compared to 2021 was primarily due to an increase in the number of total orders placed by customers of 25.1% and increase in average order value of 12.2% as compared to 2021, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 23.7% to $921.7 million in 2022 compared to net sales of $745.1 million in 2021. Net sales generated from our FWRD segment increased 22.9% to $179.7 million in 2022 as compared to net sales of $146.3 million in 2021.

Cost of Sales

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of sales	$509,093	$401,567	$107,526	26.8%
Percentage of net sales	46.2%	45.0%

The increase in cost of sales in 2022, as compared to 2021, was primarily due to an increase in the volume of merchandise sold. The increase in cost of sales as a percentage of net sales was due to a lower percentage of full price sales and higher routine inventory adjustments, partially offset by a higher mix of owned brand sales.

Fulfillment Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Fulfillment expenses	$31,804	$21,322	$10,482	49.2%
Percentage of net sales	2.9%	2.4%

Fulfillment expenses in 2022 were higher as compared to 2021, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff, the mix of units processed and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Selling and distribution expenses	$190,419	$133,506	$56,913	42.6%
Percentage of net sales	17.3%	15.0%

The increase in selling and distribution expenses in 2022, as compared to 2021, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $36.0 million, merchant processing fees increased $8.4 million, other selling expenses increased $4.7 million, packaging costs increased $4.0 million and customer service costs increased $3.8 million during 2022 as compared to 2021. The increase in selling and distribution expenses as a percentage of net sales was due to customers returning a higher proportion of their purchases as compared to the comparative period in the prior year combined with increased average shipping and handling fees per package through increases in carrier rates and fuel surcharges.

Marketing Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Marketing expenses	$181,648	$140,398	$41,250	29.4%
Percentage of net sales	16.5%	15.8%

The increase in marketing expenses in 2022, as compared to 2021, was due to an increase in marketing investments to acquire customers and retain existing customers to drive higher net sales. The increase was due to an increase in performance marketing expense of $30.5 million as well as an increase of $10.8 million in brand marketing expense. The higher investment in 2022 is reflective of the increased cost to acquire new customers and retain existing customers as well as investments made in brand marketing initiatives including the Homecoming Weekend events that took place in the first quarter during Super Bowl weekend, the opening of the Revolve Social Club in March 2022, #REVOLVEfestival which we hosted in April 2022 after a two-year hiatus, the return of REVOLVE Gallery in September, #REVOLVEwinterland and various other smaller scale events throughout the year. Due to COVID-19 related restrictions in the comparable prior year period, our in-person, event-based marketing events were limited, particularly in the first half of the prior year.

General and Administrative Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative expenses	$115,312	$89,306	$26,006	29.1%
Percentage of net sales	10.5%	10.0%

The increase in general and administrative expenses in 2022, as compared to 2021, was due to a $11.3 million increase in salaries and related benefits and equity-based compensation expense related to an increase in our headcount, a $6.3 million accrual for a then-pending legal matter that has since been resolved, a $3.5 million increase related to professional services and other occupancy costs, and a $4.9 million increase in other operating expenses to support business growth. The increase in general and administrative expenses as a percentage of net sales was primarily driven by the $6.3 million accrual for the then-pending legal matter.

Income Taxes

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Income before income taxes	$76,616	$104,728
Provision for income taxes	17,919	4,888
Effective tax rate	23.4%	4.7%

The increase in the effective tax rate for 2022 compared to 2021 was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

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

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands, except per share data)
Net sales	$259,153	$268,711	$290,054	$283,498	$239,805	$244,064	$228,614	$178,907
Cost of sales	125,865	126,329	127,812	129,087	108,341	109,588	101,396	82,242
Gross profit	133,288	142,382	162,242	154,411	131,464	134,476	127,218	96,665
Operating expenses:
Fulfillment expenses	8,532	8,072	7,910	7,290	5,870	5,776	5,309	4,367
Selling and distribution expenses	45,389	46,477	51,967	46,586	38,036	38,354	32,139	24,977
Marketing expenses	39,893	44,584	51,921	45,250	32,344	46,955	34,871	26,228
General and administrative expenses	28,815	28,498	31,164	26,835	23,278	24,180	21,970	19,878
Total operating expenses	122,629	127,631	142,962	125,961	99,528	115,265	94,289	75,450
Income from operations	10,659	14,751	19,280	28,450	31,936	19,211	32,929	21,215
Other expense (income), net	293	(1,440)	(1,813)	(516)	224	(158)	264	233
Income before income taxes	10,366	16,191	21,093	28,966	31,712	19,369	32,665	20,982
Provision for (benefit from) income taxes	2,498	4,203	4,820	6,398	2,330	2,701	1,127	(1,270)
Net income	$7,868	$11,988	$16,273	$22,568	$29,382	$16,668	$31,538	$22,252
Earnings per share of Class A and Class B common stock:
Basic	$0.11	$0.16	$0.22	$0.31	$0.40	$0.23	$0.44	$0.31
Diluted	$0.11	$0.16	$0.22	$0.30	$0.39	$0.22	$0.42	$0.30
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,349	73,328	73,312	73,264	73,057	72,810	72,387	71,782
Diluted	74,286	74,354	74,635	74,803	74,834	74,881	74,422	74,033

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6	47.0	44.1	45.5	45.2	44.9	44.4	46.0
Gross profit	51.4	53.0	55.9	54.5	54.8	55.1	55.6	54.0
Operating expenses:
Fulfillment expenses	3.3	3.0	2.7	2.6	2.4	2.4	2.3	2.4
Selling and distribution expenses	17.5	17.3	17.9	16.4	15.9	15.7	14.1	14.0
Marketing expenses	15.4	16.6	17.9	16.0	13.5	19.2	15.3	14.7
General and administrative expenses	11.1	10.6	10.7	9.5	9.7	9.9	9.6	11.1
Total operating expenses	47.3	47.5	49.2	44.5	41.5	47.2	41.3	42.2
Income from operations	4.1	5.5	6.7	10.0	13.3	7.9	14.3	11.8
Other expense (income), net	0.1	(0.5)	(0.6)	(0.2)	0.1	(0.1)	0.1	0.1
Income before income taxes	4.0	6.0	7.3	10.2	13.2	8.0	14.2	11.7
Provision for (benefit from) income taxes	1.0	1.6	1.7	2.3	1.0	1.2	0.5	(0.7)
Net income	3.0%	4.4%	5.6%	7.9%	12.2%	6.8%	13.7%	12.4%

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands, except average order value and percentages)
Other Financial and Operations Data
Gross margin	51.4%	53.0%	55.9%	54.5%	54.8%	55.1%	55.6%	54.0%
Adjusted EBITDA(1)	$14,137	$17,676	$26,878	$31,543	$34,176	$21,666	$35,403	$23,340
Free cash flow	$(12,278)	$8,618	$(30,798)	$52,727	$(6,525)	$1,340	$32,830	$32,473
Active customers	2,340	2,249	2,165	2,041	1,840	1,678	1,554	1,477
Total orders placed	1,954	1,951	2,243	2,156	1,755	1,830	1,769	1,282
Average order value	$306	$320	$303	$288	$292	$276	$255	$256

(1)

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income before other (income) expense, net, taxes, depreciation and amortization, adjusted to exclude the effects of equity-based compensation expense, and certain non-routine items. Please see the section titled “—Key Operating and Financial Metrics—Adjusted EBITDA” above for more information. Non-routine items include certain items that we consider non-routine and not reflective of the underlying trends in our core business operations.

The following table presents the reconciliation of Adjusted EBITDA to net income:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
Net income	$7,868	$11,988	$16,273	$22,568	$29,382	$16,668	$31,538	$22,252
Excluding:
Other expense (income), net	293	(1,440)	(1,813)	(516)	224	(158)	264	233
Provision for (benefit from) income tax	2,498	4,203	4,820	6,398	2,330	2,701	1,127	(1,270)
Depreciation and amortization	1,272	1,214	1,203	1,102	1,118	1,119	1,122	1,149
Equity-based compensation	1,452	1,524	1,395	1,491	1,122	1,336	1,352	976
Non-routine items(1)	754	187	5,000	500	-	—	—	—
Adjusted EBITDA	$14,137	$17,676	$26,878	$31,543	$34,176	$21,666	$35,403	$23,340

The following table presents a reconciliation of free cash flow, a non-GAAP financial measure, to net cash (used in) provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(11,015)	$10,006	$(29,352)	$53,797	$(6,098)	$1,855	$33,347	$33,209
Purchases of property and equipment	(1,263)	(1,388)	(1,446)	(1,070)	(427)	(515)	(517)	(736)
Free cash flow(1)	$(12,278)	$8,618	$(30,798)	$52,727	$(6,525)	$1,340	$32,830	$32,473

Net cash used in investing activities(2)	$(1,263)	$(1,388)	$(1,446)	$(1,070)	$(427)	$(515)	$(517)	$(736)
Net cash provided by financing activities	391	128	242	126	3,318	1,231	3,900	4,317

(1)

Free cash flow is a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities less net cash used for purchases of property and equipment. Please see the section titled “—Key Operating and Financial Metrics—Free Cash Flow” above for more information.

(2)	Net cash used in investing activities includes payments for purchases of property and equipment, which is also included in our calculation of free cash flow.

Seasonality and Quarterly Trends

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth calendar quarter in connection with the holidays. We historically experienced increased sales in the spring and summer months that have resulted in peak sales during the second quarter of each fiscal year. We also historically experienced lower activity in the first quarter of each year. The COVID-19 pandemic impacted our historical seasonality, resulting in the second quarter not being the peak quarter in 2020 and 2021. With the exception of the COVID-19 pandemic and other unpredictable events such as the other macroeconomic conditions described in “—Overall Economic Trends” above, we expect our seasonality to revert closer to historical trends in future years. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates moderate over the long-term, the impact of these seasonality trends on our results of operations may become more pronounced.

We focus our internal measurements of performance on quarterly year-over-year comparisons but discuss quarterly sequential information below to help investors understand fluctuations in our business.

Our quarterly net sales are reflective of the seasonality as discussed above with the second quarter of 2022 reflecting the impact of seasonal increases leading up to the early summer months. Net sales increased in the first quarter of 2022 due to continued growth in the business and further increased in the second quarter of 2022 due to growth in the business and seasonality. Net sales decreased in the third and fourth quarters of 2022 due to seasonality and weak macroeconomic conditions.

Our quarterly gross profit has fluctuated quarter to quarter primarily due to the quarterly fluctuations in net sales, among other factors. The decrease in gross profit margin in the third and fourth quarter of 2022 was primarily due to a lower percentage of full price sales and deeper markdowns within the markdown sales.

Fulfillment expenses and selling and distribution expenses have also fluctuated quarter-to-quarter, primarily due to the quarterly fluctuation in net sales. The fluctuation in fulfillment costs is driven by the costs incurred to fulfill total orders placed by our customers, while the fluctuation in selling and distribution costs is primarily due to the costs incurred to package and ship products ordered by our customers, ship returns from our customers, provide customer service and costs incurred related to merchant processing. Fulfilment expenses as a percentage of net sales increased in the first two quarters of 2022 due to customers returning a higher proportion of their purchases as well as higher wages for fulfillment staff and further increased in the third and fourth quarters of 2022 due to the expansion of our fulfillment network footprint and capacity as well as the mix of units processed.

Selling and distribution expense as a percentage of net sales increased in the first, second, third and fourth quarters of 2022 due to customers returning a higher proportion of their purchases, increased shipping rates and higher surcharges.

Marketing expenses vary quarter-to-quarter, primarily due to fluctuations in our marketing investments to acquire and retain customers to drive higher net sales and the timing of our brand marketing events. The first quarter of 2022 includes marketing expenses related to the Homecoming Weekend and the opening of the Revolve Social Club. The second quarter of 2022 includes marketing expenses related to #REVOLVEfestival. During the first half of 2021, due to COVID-19 restrictions, our in-person event-based marketing events were limited, and we were unable to host the aforementioned events. The third quarters of 2022 and 2021 include expenses attributed to REVOVLE Gallery. The fourth quarter of 2022 included #REVOLVEwinterland.

General and administrative expenses have generally increased sequentially quarter-to-quarter as we continued to increase our headcount to support business growth.

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

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$234,724	$218,455
Accounts receivable, net	5,421	4,639
Working capital	337,131	279,620

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of December 31, 2022, the majority of our cash and cash equivalents was held for working capital purposes, we had no borrowings under our line of credit and were in compliance with all financial covenants.

We believe that our existing cash and cash equivalents, cash flows from operations as well as the available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of December 31, 2022 and 2021.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2022 and 2021.

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

Historical Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,436	$62,313	$73,773
Net cash used in investing activities	(5,167)	(2,195)	(2,324)
Net cash provided by financing activities	887	12,766	8,660

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

We generated $23.4 million of operating cash flow in 2022 compared to $62.3 million in 2021. The decrease in our operating cash flow was primarily due to a $40.2 million decrease in net income adjusted for non-cash items and a $29.4 million decrease from changes in other working capital, partially offset by a $30.7 million increase due to reduced investments in inventory.

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

Net cash used in investing activities was $5.2 million and $2.2 million in 2022 and 2021, respectively. The increase was primarily due to capital expenditures related to our new fulfillment centers.

Net Cash Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash provided by financing activities was $0.9 million and $12.7 million in 2022 and 2021, respectively, and was attributable to the proceeds from the exercise of stock options.

Contractual Obligations

As of December 31, 2022, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases, to our consolidated financial statements included elsewhere in this report.

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

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. Our returns reserve as of December 31, 2022 and 2021 was $63.4 million and $49.3 million, respectively, and the provisions recorded for returns were $1,410.5 million and $894.1 million, during 2022 and 2021, respectively. Actual levels of returns may vary from our estimates as of period ends and would be recorded in future periods.

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

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.7 million and $1.2 million for 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this report for information regarding recently issued accounting pronouncements.

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

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our net sales are not currently subject to significant foreign currency risk. However, our products for sale in foreign countries are generally priced in the country’s local currency based on the currency exchange rate in effect at the time. As the U.S. dollar strengthens, prices for customers in these regions may be more expensive relative to that of competition in those markets, thus adversely impacting consumer demand for our products. Furthermore, the general purchasing power of consumers in foreign countries is weakened by a stronger U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements and we have not engaged in any foreign currency hedging transactions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, changes in members’/stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sales return reserve

As discussed in Note 2 to the consolidated financial statements, the Company has recorded a sales return reserve as of December 31, 2022 of $63.4 million. The Company establishes a reserve for merchandise returns, based on historical experience, merchandise mix, and expected future returns, which is recorded as a reduction of sales.

We identified the evaluation of the sales return reserve as a critical audit matter. There was auditor judgment required to evaluate the impact of recent sales return experience that could impact the rate of historical experience used to estimate the sales return reserve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s lookback analysis over the sales return reserve based on actual returns received subsequent to period end. We evaluated expected future returns by assessing the timing of the number of days between actual sales dates and actual return dates for the year ended December 31, 2022. In addition, we analyzed actual returns received by the Company after December 31, 2022 to evaluate management’s estimate as of December 31, 2022. We assessed the Company’s ability to estimate by comparing the historically recorded sales return reserve to actual subsequent period returns.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Revolve Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, changes in members’/stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 23, 2023

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$234,724	$218,455
Accounts receivable, net	5,421	4,639
Inventory	215,224	171,259
Income taxes receivable	2,974	3,375
Prepaid expenses and other current assets	59,874	42,114
Total current assets	518,217	439,842
Property and equipment (net of accumulated depreciation of $13,081 and $9,347 as of December 31, 2022 and December 31, 2021, respectively)	8,934	8,946
Right-of-use lease assets	22,964	6,566
Intangible assets, net	1,600	1,212
Goodwill	2,042	2,042
Other assets	807	2,746
Deferred income taxes, net	24,754	19,059
Total assets	$579,318	$480,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,789	$54,345
Income taxes payable	229	—
Accrued expenses	38,266	33,899
Returns reserve	63,381	49,296
Current lease liabilities	5,844	3,766
Other current liabilities	22,577	18,916
Total current liabilities	181,086	160,222
Non-current lease liabilities	18,659	3,177
Total liabilities	199,745	163,399
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 40,766,510 and 40,276,417 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	41	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 32,597,119 and 32,956,904 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	33	33
Additional paid-in capital	110,338	103,590
Retained earnings	269,161	213,351
Total stockholders' equity	379,573	317,014
Total liabilities and stockholders’ equity	$579,318	$480,413

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$1,101,416	$891,390	$580,649
Cost of sales	509,093	401,567	275,369
Gross profit	592,323	489,823	305,280
Operating expenses:
Fulfillment	31,804	21,322	16,471
Selling and distribution	190,419	133,506	80,496
Marketing	181,648	140,398	76,371
General and administrative	115,312	89,306	70,876
Total operating expenses	519,183	384,532	244,214
Income from operations	73,140	105,291	61,066
Other (income) expense, net	(3,476)	563	994
Income before income taxes	76,616	104,728	60,072
Provision for income taxes	17,919	4,888	3,282
Net income	$58,697	$99,840	$56,790
Earnings per share of Class A and Class B common stock:
Basic	$0.80	$1.38	$0.81
Diluted	$0.79	$1.34	$0.79
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,314	72,513	19,861
Diluted	74,520	74,547	72,058

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$58,697	$99,840	$56,790
Other comprehensive (loss) income:
Cumulative translation adjustment	(2,887)	(442)	486
Total other comprehensive (loss) income	(2,887)	(442)	486
Total comprehensive income	$55,810	$99,398	$57,276

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	69,078,983	$69	$74,018	$56,677	$130,764
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	2,317,723	2	8,699	—	8,701
Equity-based compensation	—	—	3,364	—	3,364
Cumulative translation adjustment	—	—	—	486	486
Other	—	—	(41)	—	(41)
Net income	—	—	—	56,790	56,790
Balance as of December 31, 2020	71,396,706	71	86,040	113,953	200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,836,615	2	12,764	—	12,766
Equity-based compensation	—	—	4,786	—	4,786
Cumulative translation adjustment	—	—	—	(442)	(442)
Net income	—	—	—	99,840	99,840
Balance as of December 31, 2021	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	130,308	1	886	—	887
Equity-based compensation	—	—	5,862	—	5,862
Cumulative translation adjustment	—	—	—	(2,887)	(2,887)
Net income	—	—	—	58,697	58,697
Balance as of December 31, 2022	73,363,629	$74	$110,338	$269,161	$379,573

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$58,697	$99,840	$56,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,791	4,508	4,827
Equity-based compensation	5,862	4,786	3,364
Deferred income taxes, net	(5,695)	(5,245)	1,476
Changes in operating assets and liabilities:
Accounts receivable	(782)	(18)	130
Inventories	(43,965)	(75,987)	8,985
Income taxes receivable	401	7,314	(9,928)
Prepaid expenses and other current assets	(17,760)	(22,221)	3,825
Other assets	1,939	(2,246)	142
Accounts payable	(3,556)	15,008	9,524
Income taxes payable	229	(195)	(275)
Accrued expenses	4,367	9,166	5,334
Returns reserve	14,085	23,694	(9,502)
Right-of-use lease assets and current and non-current lease liabilities	1,162	(448)	—
Other current liabilities	3,661	4,357	(919)
Net cash provided by operating activities	23,436	62,313	73,773
Investing activities:
Purchases of property and equipment	(5,167)	(2,195)	(2,324)
Net cash used in investing activities	(5,167)	(2,195)	(2,324)
Financing activities:
Proceeds from borrowings on line of credit	—	—	30,000
Repayment of borrowings on line of credit	—	—	(30,000)
Payment of deferred offering costs	—	—	(41)
Proceeds from the exercise of stock options, net	887	12,766	8,701
Net cash provided by financing activities	887	12,766	8,660
Effect of exchange rate changes on cash and cash equivalents	(2,887)	(442)	486
Net increase in cash and cash equivalents	16,269	72,442	80,595
Cash and cash equivalents, beginning of year	218,455	146,013	65,418
Cash and cash equivalents, end of year	$234,724	$218,455	$146,013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$342
Income taxes, net of refund	$23,031	$3,014	$11,950
Operating leases	$5,858	$5,321	$4,601
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$21,938	$1,440	$—

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online fashion retailer for Millennial and Generation Z consumers. Through our websites and mobile apps we deliver an aspirational customer experience from a vast yet curated offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and a broad yet curated collection of brands. We are headquartered in Los Angeles County, California.

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

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned.

The following table presents a rollforward of our sales return reserve for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$49,296	$25,602	$35,104
Returns	(1,396,396)	(870,445)	(489,712)
Provisions	1,410,481	894,139	480,210
Ending balance	$63,381	$49,296	$25,602

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.7 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Fulfillment

Fulfillment expenses primarily consist of those costs incurred in operating and staffing the fulfillment centers, including costs attributable to inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities.

Selling and Distribution

Selling and distribution expenses consist of customer service, shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, merchant processing fees, shipping supplies and other selling expenses. The amount of shipping and handling costs included in selling and distribution is $120.8 million, $84.8 million, and $52.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Marketing

Marketing expenses are expensed as incurred and consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also include brand marketing investments, including events, fees paid to influencers, and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining the customer base.

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

Earnings per Share

Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive stock options and restricted stock units, or RSUs. See Note 10, Earnings per Share, for further information.

Cash and Cash Equivalents

We maintain the majority of our cash and cash equivalents in money market funds and checking accounts with major financial institutions within the United States. Deposits in these institutions may exceed federally insured limits.

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowance for doubtful accounts was insignificant at both December 31, 2022 and 2021. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position. Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

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

Leases

We lease office and warehouse space and equipment used in connection with our operations under various operating leases, some of which provide for rental payments on a graduated basis, rent holidays and other incentives. As of January 1, 2021, upon the adoption of ASU No. 2016-02, Leases (Topic 842), operating leases with a term greater than one year are recorded on the consolidated balance sheets as right-of-use lease assets and lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term, which includes options to extend or terminate the lease which we are reasonably certain to exercise and adjusted for items such as initial direct costs paid or incentives received. A right-of-use lease asset and lease liability are not recognized for leases with an initial term of 12 months or less, and the lease expense is recognized on a straight-line basis over the lease term. We also elected to combine lease and non-lease components on all new or modified leases into a single lease component.

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2022, 2021 and 2020.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2022 and 2021, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

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

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2022, 2021 and 2020.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents as of December 31, 2022 and 2021 were $165.9 million and $172.9 million, respectively.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

Certain Risks and Concentrations

We are subject to certain risks, including dependence on third‑party technology providers and hosting services for our website servers, exposure to risks associated with online commerce security, credit card fraud, as well as the interpretation of state and local laws and regulations related to the collection and remittance of sales and use taxes. We do not have significant vendor concentrations.

Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2022 and 2021, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2022, 2021 and 2020.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2022 and 2021, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2022	2021
Customer relationships	3 – 6 years	$381	$381
Trademarks (1)	4 – 10 years	3,763	3,241
Total intangible assets		4,144	3,622
Less accumulated amortization		(2,544)	(2,410)
Total intangible assets, net		$1,600	$1,212
(1)
Includes $1.0 million and $0.6 million of intangible assets not subject to amortization as of December 31, 2022 and 2021, respectively.

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.1 million, $0.1 million, and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2023	$148
2024	137
2025	129
2026	112
2027	95
Thereafter	225
Total amortization expense	$846

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2022	2021
Office and warehouse equipment and fixtures	$12,169	$10,873
Computer equipment and capitalized software	7,379	5,818
Leasehold improvements	2,081	1,217
Other	386	385
Total property and equipment	22,015	18,293
Less accumulated depreciation and amortization	(13,081)	(9,347)
Total property and equipment, net	$8,934	$8,946

Total depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $4.7 million, $4.4 million, and $4.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, $2.6 million, $2.4 million, and $2.4 million, respectively, was recorded in general and administrative expense and $2.1 million, $2.0 million, and $2.1 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statements of income.

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease expense	$6,138	$4,528
Short-term lease expense	119	183
Variable lease expense	465	247
Total	$6,722	$4,958

Rental expense was $4.7 million for the year ended December 31, 2020, and is included in fulfillment expenses and general and administrative expenses in the accompanying consolidated statements of income.

The following table presents future minimum lease payments and the impact of discounting as of December 31, 2022.

December 31, 2022
(in thousands)
2023	$6,881
2024	4,847
2025	5,007
2026	5,161
2027	3,356
Thereafter	2,564
Total minimum lease payments (1)	27,816
Less imputed interest	(3,313)
Present value of lease liabilities	$24,503

The weighted-average remaining term for our leases as of December 31, 2022 and 2021 was 5.1 years and 1.9 years, respectively. The weighted-average discount rate for our leases as of December 31, 2022 and 2021 was 5.0% and 1.7%, respectively.

Note 6. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of December 31, 2022 and 2021.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2022 and 2021.

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

Legal Proceedings

On March 15, 2022, we received a cease and desist letter alleging copyright infringement and related claims. As of December 31, 2022, we had accrued $6.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims. On February 3, 2023, we entered into a final settlement agreement with the claimant and ultimately expect to pay approximately $1.3 million in settlement costs and legal fees related to this matter, net of insurance proceeds.

Leases

We have obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases.

Note 8. Income Taxes

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2022
	Current	Deferred	Total
U.S. federal	$16,480	$(4,249)	$12,231
State and local	5,300	(1,446)	3,854
Foreign	1,834	—	1,834
	$23,614	$(5,695)	$17,919

	December 31, 2021
	Current	Deferred	Total
U.S. federal	$6,233	$(4,696)	$1,537
State and local	2,008	(549)	1,459
Foreign	1,892	—	1,892
	$10,133	$(5,245)	$4,888

	December 31, 2020
	Current	Deferred	Total
U.S. federal	$975	$926	$1,901
State and local	381	550	931
Foreign	450	—	450
	$1,806	$1,476	$3,282

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities, reserves and other	$16,050	$13,265
UNICAP	5,219	4,419
Tax basis goodwill	1,240	1,484
Investment in FWRD	3,555	2,502
Equity-based compensation	2,665	1,600
Deferred revenue	2,086	1,694
Research and development expenses	781	—
Lease liabilities	6,606	—
Net operating loss	28	113
Gross deferred tax assets	38,230	25,077
Valuation allowance	(27)	(27)
Deferred tax assets, net of valuation allowance	38,203	25,050
Deferred tax liabilities:
Accrued expenses and reserves	(5,424)	(3,994)
State taxes	(570)	(420)
Depreciation	(1,264)	(1,577)
Right-of-use lease assets	(6,191)	—
Total gross deferred liabilities	(13,449)	(5,991)
Net deferred tax assets	$24,754	$19,059

As of December 31, 2022, we had gross federal and state operating loss carryforwards of $0.1 million and $0.1 million, respectively. As of December 31, 2021, we had gross federal and state operating loss carryforwards of $0.1 million and $1.6 million, respectively. If not utilized, these losses will begin to expire in 2034. For the years ended December 31, 2022 and 2021, the valuation allowance was insignificant.

Our effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	December 31,
	2022	2021	2020
Computed “expected” tax expense	21.0%	21.0%	21.0%
Valuation allowance	—	—	(1.0)
State and local income taxes, net of federal tax benefit	4.0	1.1	1.2
Foreign-derived intangible income	(1.1)	(0.4)	(0.2)
Permanent items	0.2	0.1	0.5
Equity-based compensation	(0.7)	(16.8)	(15.9)
Other	-	(0.3)	(0.1)
	23.4%	4.7%	5.5%

For the years ended December 31, 2022, 2021 and 2020, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements. We do not anticipate there will be a material change in our recognition of uncertain tax positions in the next 12 months.

The tax years ended December 31, 2019 through 2022 remain subject to possible examination by the Internal Revenue Service and the tax years ended December 31, 2018 through 2022 remain subject to possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

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

Upon the effectiveness of the Corporate Conversion on June 6, 2019, the options to purchase Class A units of Revolve Group, LLC were converted into options to purchase Class B common stock of Revolve Group, Inc. on a 1:1 basis and in a manner that did not result in an increase to the intrinsic value of the converted option.

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. As of December 31, 2022, approximately 8.2 million common shares remain available for future issuance under the 2019 Plan. On January 1, 2023, the number of shares available under the 2019 Plan was further increased by 3.7 million shares to approximately 11.9 million shares.

The grant-date fair value of RSUs is measured on the grant date based on the closing fair market value of our Class A common stock. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs such as expected term, fair value per unit of our Class A shares, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. We utilized the simplified method for calculating expected term for the years ended December 31, 2022, 2021 and 2020 using the average of the vesting period and the contractual life of the option, as we do not have enough historical data to estimate the expected term. The dividend yield is 0%, as we have not paid, nor do we expect to pay, dividends. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. For the options granted in 2022 and 2021, expected volatility is estimated based on the average historical volatility of the Company's stock. For the options granted in 2020, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The fair value of options granted is based on observable market prices.

The weighted average assumptions for the grants in the years ended December 31, 2022, 2021 and 2020 are provided in the following table:

	December 31,
	2022	2021	2020
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	47.3%	41.1%	40.2%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	2.4%	1.2%	0.6%

Option activity under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2022	2,342,271	$13.48	7.5	$100,232
Granted	470,011	39.71	9.1
Exercised	(110,331)	11.56	—
Forfeited	(100,417)	31.39	—
Expired	(4,816)	20.87	—
Balance at December 31, 2022	2,596,718	17.60	7.0	23,408
Exercisable at December 31, 2022	940,876	12.04	5.7	10,396
Vested and expected to vest	2,596,718	17.60	7.0	23,408

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2022	32,336	$43.94	0.6	$1,812
Granted (1)	71,052	43.42	0.2	—
Vested	(29,490)	46.05
Forfeited	(45,524)	45.92
Unvested at December 31, 2022	28,374	37.26	0.4	632
(1)
Includes an adjustment of 1,165 shares underlying performance-based RSU awards made during the year ended December 31, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (44,648) shares underlying performance-based RSU awards made during the year ended December 31, 2022. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 470,011 options and 69,887 RSUs granted during 2022. The weighted average grant-date fair value of options and RSUs granted during 2022 was $19.91 per share and $43.36 per share, respectively.

As of December 31, 2022, there was $14.0 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $5.9 million, $4.8 million, and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. An excess income tax benefit of $0.5 million, $17.6 million and $9.6 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 10. Earnings per Share

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

The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income	$32,531	$26,166	$51,426	$48,414	$16,165	$40,625
Repurchase of Class B common stock	—	—	—	—	—	—
Net income attributable to common stockholders - basic	32,531	26,166	51,426	48,414	16,165	40,625
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	26,166	—	48,414	—	40,625	—
Reallocation of undistributed earnings to Class B shares	—	526	—	1,403	—	513
Net income attributable to common stockholders - diluted	$58,697	$26,692	$99,840	$49,817	$56,790	$41,138
Denominator
Weighted average shares used to compute earnings per share — basic	40,632	32,682	37,350	35,163	19,861	49,912
Conversion of Class B to Class A common shares outstanding	32,682	—	35,163	—	49,912	—
Effect of dilutive stock options and RSUs	1,206	1,206	2,034	2,034	2,285	2,285
Weighted average number of shares used to compute earnings per share — diluted	74,520	33,888	74,547	37,197	72,058	52,197
Earnings per share:
Basic	$0.80	$0.80	$1.38	$1.38	$0.81	$0.81
Diluted	$0.79	$0.79	$1.34	$1.34	$0.79	$0.79

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase common shares	534	456	4,188

Note 11. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, beauty and home products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the years ended December 31, 2022, 2021 and 2020, no customer represented over 10% of net sales.

The following table summarizes our net sales and gross profit for each of our reportable segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales
REVOLVE	$921,676	$745,127	$500,898
FWRD	179,740	146,263	79,751
Total	$1,101,416	$891,390	$580,649

Gross profit
REVOLVE	$514,585	$420,151	$272,018
FWRD	77,738	69,672	33,262
Total	$592,323	$489,823	$305,280

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2022, 2021 and 2020. The following table lists net sales by geographic area (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$914,364	$726,292	$467,515
Rest of the world (1)	187,052	165,098	113,134
Total net sales	$1,101,416	$891,390	$580,649
(1)
No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net Sales
Fashion Apparel	$508,282	$467,257	$322,436
Dresses	332,358	223,203	131,015
Handbags, Shoes and Accessories	220,551	164,565	94,742
Beauty	32,618	30,049	24,454
Other (1)	7,607	6,316	8,002
Total net sales	$1,101,416	$891,390	$580,649

As a percentage of net sales
Fashion Apparel	46%	52%	56%
Dresses	30%	25%	23%
Handbags, Shoes and Accessories	20%	19%	16%
Beauty	3%	3%	4%
Other (1)	1%	1%	1%
Total net sales	100%	100%	100%
(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 12. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Expected merchandise returns, net	$25,274	$18,521
Advanced payments on inventory to be delivered from vendors	10,827	13,059
Other	23,773	10,534
Total prepaid expenses and other current assets	$59,874	$42,114

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Marketing	$12,049	$11,023
Salaries and related benefits	7,190	8,216
Legal matter	6,250	—
Sales taxes	3,934	5,594
Selling and distribution	3,550	3,893
Other	5,293	5,173
Total accrued expenses	$38,266	$33,899

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Store credit	$11,968	$9,630
Loyalty Club liability	4,405	2,974
Gift cards	3,955	2,977
Other	2,249	3,335
Total other current liabilities	$22,577	$18,916

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders, or the Proxy Statement.

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

(b) Financial Statement Schedules. Schedules are omitted because the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

(c) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this report or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Amended and Restated Bylaws of Revolve Group, Inc.	8-K	001-38927	3.1	October 27, 2022

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities					X

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	March 26, 2021

10.12+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

21.1	Subsidiaries of the Registrant	10-K	001-38927	21.1	February 28, 2022

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Dated: February 23, 2023

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

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 23, 2023
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 23, 2023
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 23, 2023
Jesse Timmermans	(Principal Financial and Accounting Officer)

/s/ Melanie Cox	Director	February 23, 2023
Melanie Cox

/s/ Oana Ruxandra	Director	February 23, 2023
Oana Ruxandra
/s/ Marc Stolzman	Director	February 23, 2023
Marc Stolzman