Form 10-Q
period 2023-03-31
Revolve Group, Inc.
filed 2023-05-03
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 26, 2023, 40,802,679 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

REVOLVE GROUP, INC. AND SUBSIDIARIES

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report titled “Risk Factors.” The following is a summary of the principal risks we face:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$283,321	$234,724
Accounts receivable, net	8,080	5,421
Inventory	190,152	215,224
Income taxes receivable	978	2,974
Prepaid expenses and other current assets	64,799	59,874
Total current assets	547,330	518,217
Property and equipment (net of accumulated depreciation of $14,260 and $13,081 as of March 31, 2023 and December 31, 2022, respectively)	8,768	8,934
Right-of-use lease assets	41,559	22,964
Intangible assets, net	1,696	1,600
Goodwill	2,042	2,042
Other assets	1,249	807
Deferred income taxes	24,754	24,754
Total assets	$627,398	$579,318
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,099	$50,789
Income taxes payable	2,597	229
Accrued expenses	35,519	38,266
Returns reserve	73,925	63,381
Current lease liabilities	4,434	5,844
Other current liabilities	26,687	22,577
Total current liabilities	192,261	181,086
Non-current lease liabilities	39,198	18,659
Total liabilities	231,459	199,745
Stockholders' equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 40,802,654 and 40,766,510 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	41	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 32,597,119 and 32,597,119 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	33	33
Additional paid-in capital	111,777	110,338
Retained earnings	284,088	269,161
Total stockholders' equity	395,939	379,573
Total liabilities and stockholders’ equity	$627,398	$579,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$279,609	$283,498
Cost of sales	140,389	129,087
Gross profit	139,220	154,411
Operating expenses:
Fulfillment	9,071	7,290
Selling and distribution	51,458	46,586
Marketing	38,343	45,250
General and administrative	28,092	26,835
Total operating expenses	126,964	125,961
Income from operations	12,256	28,450
Other income, net	(6,585)	(516)
Income before income taxes	18,841	28,966
Provision for income taxes	4,669	6,398
Net income	$14,172	$22,568
Earnings per share of Class A and Class B common stock:
Basic	$0.19	$0.31
Diluted	$0.19	$0.30
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,370	73,264
Diluted	74,379	74,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$14,172	$22,568
Other comprehensive income (loss):
Cumulative translation adjustment	755	(701)
Total other comprehensive income (loss)	755	(701)
Total comprehensive income	$14,927	$21,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$14,172	$22,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,218	1,102
Equity-based compensation	1,278	1,491
Changes in operating assets and liabilities:
Accounts receivable	(2,659)	(6,747)
Inventories	25,072	(7,986)
Income taxes receivable	1,996	2,909
Prepaid expenses and other current assets	(4,925)	(16,013)
Other assets	(442)	(361)
Accounts payable	(1,690)	20,781
Income taxes payable	2,368	2,761
Accrued expenses	(2,747)	6,723
Returns reserve	10,544	20,330
Right-of-use lease assets and current and non-current lease liabilities	534	(52)
Other current liabilities	4,110	6,291
Net cash provided by operating activities	48,829	53,797
Investing activities:
Purchases of property and equipment	(1,148)	(1,070)
Net cash used in investing activities	(1,148)	(1,070)
Financing activities:
Proceeds from the exercise of stock options, net	161	126
Net cash provided by financing activities	161	126
Effect of exchange rate changes on cash and cash equivalents	755	(701)
Net increase in cash and cash equivalents	48,597	52,152
Cash and cash equivalents, beginning of period	234,724	218,455
Cash and cash equivalents, end of period	$283,321	$270,607
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$255	$713
Operating leases	$1,795	$1,369
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$20,452	$11,105

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

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles, or GAAP, in the United States can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 23, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, goodwill, and breakage of store credit and gift cards.

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

The following table presents a roll-forward of our sales return reserve for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$63,381	$49,296
Returns	(368,175)	(318,392)
Provisions	378,719	338,722
Ending balance	$73,925	$69,626

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.5 million for both the three months ended March 31, 2023 and 2022.

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

See Note 9, Segment Information, for disaggregation of net sales by reportable segment, by geographic area and by major product category.

Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of March 31, 2023 and December 31, 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10 million and in increments of $5 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under the covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2023 and December 31, 2022.

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

In September 2018, our board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our initial public offering, or IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, 2022 and 2023, the number of shares available under the 2019 Plan was increased by 2.0 million shares, 3.7 million shares and 3.7 million shares, respectively. As of March 31, 2023, approximately 11.8 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the three months ended March 31, 2023 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	2,596,718	$17.60	7.0	$23,408
Granted	27,633	25.29	9.9
Exercised	(29,501)	10.64	—
Forfeited	(16,706)	21.25	—
Expired	(6,170)	36.09	—
Balance at March 31, 2023	2,571,974	17.70	6.8	31,211
Exercisable at March 31, 2023	1,193,137	13.65	5.8	17,143
Vested and expected to vest	2,571,974	17.70	6.8	31,211

RSU award activity for the three months ended March 31, 2023 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2023	28,374	$37.26	0.4	$632
Granted (1)	107,456	27.70	0.9	—
Released	(12,342)	45.88	—
Forfeited (2)	(65,213)	29.35	—
Unvested at March 31, 2023	58,275	26.68	0.8	1,533
(1)
Includes an adjustment of 5,100 shares underlying performance-based RSU awards made during the three months ended March 31, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (65,213) shares underlying performance-based RSU awards made during the three months ended March 31, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 27,633 options and 102,356 RSUs granted during the three months ended March 31, 2023. The weighted average grant-date fair value of options granted during the three months ended March 31, 2023 was $12.94. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2023 was $26.82 per share.

As of March 31, 2023, there was $14.0 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.1 years.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.3 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The amount of excess tax benefit for the three months ended March 31, 2023 was insignificant. There was an excess income tax benefit of $0.5 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended March 31, 2022.

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

Legal Proceedings

In March 2022, we received a cease and desist letter alleging copyright infringement and related claims. During the year ended December 31, 2022, we accrued $6.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims and during the three months ended March 31, 2023, we accrued an additional $0.3 million for estimated legal fees. On February 3, 2023, we entered into a final settlement agreement with the claimant and paid approximately $1.5 million in settlement costs and legal fees related to this matter, net of insurance proceeds. The related insurance proceeds of $5.1 million were recorded within other income, net in the accompanying statements of income.

In March 2023, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and while there is a reasonable possibility that a loss may be incurred, the possible loss or range of loss is not estimable based on currently available information.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Income before income taxes	$18,841	$28,966
Provision for income taxes	4,669	6,398
Effective tax rate	24.8%	22.1%

The increase in the effective tax rate for the three ended March 31, 2023, as compared to the same period in 2022, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,363,629	$74	$110,338	$269,161	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	36,144	—	161	—	161
Equity-based compensation	—	—	1,278	—	1,278
Cumulative translation adjustment	—	—	—	755	755
Net income	—	—	—	14,172	14,172
Ending balance	73,399,773	$74	$111,777	$284,088	$395,939

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	65,528	1	125	—	126
Equity-based compensation	—	—	1,491	—	1,491
Cumulative translation adjustment	—	—	—	(701)	(701)
Net income	—	—	—	22,568	22,568
Ending balance	73,298,849	$74	$105,206	$235,218	$340,498

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$7,876	$6,296	$12,424	$10,144
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	6,296	—	10,144	—
Reallocation of undistributed earnings to Class B common stock	—	107	—	256
Net income attributable to common stockholders — diluted	$14,172	$6,403	$22,568	$10,400
Denominator
Weighted average shares used to compute earnings per share — basic	40,773	32,597	40,333	32,931
Conversion of Class B to Class A common stock outstanding	32,597	—	32,931	—
Effect of dilutive stock options and RSUs	1,009	1,009	1,539	1,539
Weighted average number of shares used to compute earnings per share — diluted	74,379	33,606	74,803	34,470
Earnings per share:
Basic	$0.19	$0.19	$0.31	$0.31
Diluted	$0.19	$0.19	$0.30	$0.30

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options to purchase Class A and Class B common stock, and RSUs	658	482

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three months ended March 31, 2023 and 2022, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2023	2022
REVOLVE	$231,653	$237,740
FWRD	47,956	45,758
Total	$279,609	$283,498

Gross profit
REVOLVE	$120,236	$133,693
FWRD	18,984	20,718
Total	$139,220	$154,411

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$226,716	$237,875
Rest of the world (1)	52,893	45,623
Total	$279,609	$283,498

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net Sales
Fashion Apparel	$126,236	$139,779
Dresses	80,013	84,079
Handbags, Shoes and Accessories	62,486	49,628
Beauty	9,290	8,435
Other (1)	1,584	1,577
Total net sales	$279,609	$283,498

As a percentage of net sales
Fashion Apparel	45%	49%
Dresses	29%	30%
Handbags, Shoes and Accessories	22%	17%
Beauty	3%	3%
Other (1)	1%	1%
Total net sales	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Expected merchandise returns, net	$29,406	$25,274
Advanced payments on inventory to be delivered from vendors	10,761	10,827
Other	24,632	23,773
Total prepaid expenses and other current assets	$64,799	$59,874

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Marketing	$12,341	$12,049
Selling and distribution	5,812	3,550
Salaries and related benefits	5,677	7,190
Sales taxes	4,888	3,934
Legal matter	—	6,250
Other	6,801	5,293
Total accrued expenses	$35,519	$38,266

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Store credit	$13,505	$11,968
Loyalty Club liability	4,759	4,405
Gift cards	3,737	3,955
Other	4,686	2,249
Total other current liabilities	$26,687	$22,577

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, net sales or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•
changing economic conditions and their impact on consumer demand and our business, operating results and financial condition;
•
our ability to effectively manage or sustain our growth and to effectively expand our operations;
•
our ability to retain our existing customers and acquire new customers;
•
our ability to sustain and expand our gross margin and Adjusted EBITDA margin, a non-GAAP financial measure;
•
our ability to respond to changing consumer demand, spending and tastes, and our ability to accurately and effectively engage in predictive analytics;
•
the impact of the COVID-19 pandemic and other health crises on our business, operations and financial results;
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except average order value and percentages)
Gross margin	49.8%	54.5%
Adjusted EBITDA	$15,010	$31,543
Free cash flow	$47,681	$52,727
Active customers	2,424	2,041
Total orders placed	2,278	2,156
Average order value	$288	$288

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other income, net; taxes; and depreciation and amortization; adjusted to exclude the effects of equity-based compensation expense and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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

A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income	$14,172	$22,568
Excluding:
Other income, net	(6,585)	(516)
Provision for income taxes	4,669	6,398
Depreciation and amortization	1,218	1,102
Equity-based compensation	1,278	1,491
Non-routine items(1)	258	500
Adjusted EBITDA	$15,010	$31,543

(1)	Non-routine items in the three months ended March 31, 2023 and 2022 relate to an accrual for a legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$48,829	$53,797
Purchases of property and equipment	(1,148)	(1,070)
Free cash flow	$47,681	$52,727
Net cash used in investing activities	$(1,148)	(1,070)
Net cash provided by financing activities	$161	$126

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

Active customers increased during the period ended March 31, 2023 compared to the same period in 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed increased in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Average order value was flat in the three months ended March 31, 2023 relative to the same period in 2022, primarily due to an increase in the price of products as a result of the increase in the cost of goods and other input costs, offset by a lower percentage of full price sales.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation levels, employment rates, business conditions, changes in the housing market, changes in the stock market, adverse developments affecting the financial services industry, the availability of credit, U.S. government stimulus payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges and Russia’s war against Ukraine. In addition, during periods of low unemployment, we generally experience higher labor costs. The COVID-19 pandemic has also had and may continue to have a materially adverse impact on the macroeconomic environment in the United States and substantially all of our target markets.

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate ourselves and cost-effectively acquire customers. Furthermore, changes in the user experience on social media platforms, including a shift towards video and the level of recommended content as well as changes in privacy practices by third parties, may make it more difficult to gain customer awareness and cost effectively acquire and retain customers. Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers. Additionally, Google has announced that it plans to implement similar restrictions on tracking activity across Android devices in 2023.

We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival and the REVOLVE Gallery, as well as short-term pop-up retail experiences. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, have historically accounted for a greater share of active customers over time.

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

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. For example, during the second quarter of 2022, consumer demand began to trend down significantly, resulting in a significant increase in our inventory balance. We believe we have made considerable progress in our efforts to balance our inventory levels with the shift in demand, but we may not be able to optimally adjust our inventory position accordingly, which may have an adverse impact on our operating results.

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

The REVOLVE segment contributes to a majority of our net sales, representing 82.8% and 83.9% of our net sales for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, REVOLVE generated $231.7 million and $237.7 million in net sales, respectively, representing a decrease of 2.6%. The net sales decrease in the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned merchandise, partially offset by an increase in the number of orders placed.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 17.2% and 16.1% of our net sales for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, FWRD generated $48.0 million and $45.8 million in net sales, respectively, representing an increase of 4.8%. The net sales increase in the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in average order value and the number of orders shipped, partially offset by a higher proportion of returned merchandise.

Net sales to customers outside of the United States contributed to 18.9% and 16.1% of our net sales for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, net sales to customers outside of the United States were $52.9 million and $45.6 million, respectively, representing an increase of 15.9%.

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

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth calendar quarter in connection with the holidays. We historically experienced increased sales in the spring and summer months that have resulted in peak sales during the second quarter of each fiscal year. We also historically experienced lower activity in the first quarter of each year. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates moderate over the long-term, the impact of these seasonality trends on our results of operations may become more pronounced. Our seasonality trends have also been impacted by the COVID-19 pandemic and other unpredictable events such as the other macroeconomic conditions described in “—Overall Economic Trends” above.

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

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to fluctuate as a percentage of net sales reflecting pressure from elevated return rates due to consumer behavior, investments in international markets to offer hassle-free returns as well as increases in shipping costs, including the impact of fuel prices incurred through variable surcharges from our shipping partners, partially offset by efficiencies realized from optimized shipping methods.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing such as our brand ambassador program. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. In 2021 and 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. During the first quarter of 2023, we reduced the level of investment in both brand marketing activations and performance marketing campaigns by reducing the number of large-scale events and gaining efficiencies in marketing investments. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long-term, we expect general and administrative expenses to continue to increase moderately in absolute dollars to support business growth with general and administrative expenses as a percentage of net sales declining over the long-term as we leverage our investments and as our business scales.

Other Income, Net

Other income, net consists primarily of interest income on our money market funds and interest expense and other fees associated with our line of credit. For the three months ended March 31, 2023, other income, net also includes $5.1 million of insurance proceeds related to a legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net sales	$279,609	$283,498
Cost of sales	140,389	129,087
Gross profit	139,220	154,411
Operating expenses:
Fulfillment expenses	9,071	7,290
Selling and distribution expenses	51,458	46,586
Marketing expenses	38,343	45,250
General and administrative expenses	28,092	26,835
Total operating expenses	126,964	125,961
Income from operations	12,256	28,450
Other income, net	(6,585)	(516)
Income before income taxes	18,841	28,966
Provision for income taxes	4,669	6,398
Net income	$14,172	$22,568

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	50.2%	45.5%
Gross profit	49.8%	54.5%
Operating expenses:
Fulfillment expenses	3.2%	2.6%
Selling and distribution expenses	18.4%	16.4%
Marketing expenses	13.7%	16.0%
General and administrative expenses	10.1%	9.5%
Total operating expenses	45.4%	44.5%
Income from operations	4.4%	10.0%
Other income, net	(2.4%)	(0.2%)
Income before income taxes	6.8%	10.2%
Provision for income taxes	1.7%	2.3%
Net income	5.1%	7.9%

Comparison of the Three Months Ended March 31, 2023 and 2022

Net Sales

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Net sales	$279,609	$283,498	$(3,889)	(1.4%)

The decrease in net sales for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned purchases, partially offset by a 5.7% increase in the number of orders placed by customers.

Net sales in the REVOLVE segment decreased 2.6% to $231.7 million in the three months ended March 31, 2023 compared to net sales of $237.7 million in the same period in 2022. Net sales in the FWRD segment increased 4.8% to $48.0 million in the three months ended March 31, 2023 as compared to net sales of $45.8 million in the same period in 2022.

Cost of Sales

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of sales	$140,389	$129,087	$11,302	8.8%
Percentage of net sales	50.2%	45.5%

The increase in cost of sales for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the volume of merchandise sold. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Fulfillment expenses	$9,071	$7,290	$1,781	24.4%
Percentage of net sales	3.2%	2.6%

Fulfillment expenses for the three months ended March 31, 2023 were higher as compared to the same period in 2022, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Selling and distribution expenses	$51,458	$46,586	$4,872	10.5%
Percentage of net sales	18.4%	16.4%

The increase in selling and distribution expenses for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased $3.6 million and other selling expenses increased $1.3 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases and higher shipping rates as compared to the comparative period in the prior year.

Marketing Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Marketing expenses	$38,343	$45,250	$(6,907)	(15.3%)
Percentage of net sales	13.7%	16.0%

The decrease in marketing expenses for the three months ended March 31, 2023, as compared to the same period in 2022, was due to reduced investment in both brand marketing activations and performance marketing campaigns driven by fewer large-scale events and efficiencies in marketing investments. As a result, we experienced a decrease of $3.5 million in performance marketing expense and a decrease of $3.4 million in brand marketing expense.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative expenses	$28,092	$26,835	$1,257	4.7%
Percentage of net sales	10.1%	9.5%

The increase in general and administrative expenses for the three months ended March 31, 2023, as compared to the same period in 2022, was due to a $1.0 million increase in salaries and related benefits and equity-based compensation expense and a $0.3 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses combined with the slight decline in net sales.

Income Taxes

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Income before income taxes	$18,841	$28,966
Provision for income taxes	4,669	6,398
Effective tax rate	24.8%	22.1%

The increase in the effective tax rate for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2023	December 31, 2021
	(in thousands)
Cash and cash equivalents	$283,321	$234,724
Accounts receivable, net	8,080	5,421
Working capital(1)	355,069	337,131

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of March 31, 2023, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the "Risk Factors" section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted LIBO rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted LIBO rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of LIBO rate loans. No borrowings were outstanding as of March 31, 2023 and December 31, 2022.

Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2023 and December 31, 2022.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth.

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$48,829	$53,797
Net cash used in investing activities	(1,148)	(1,070)
Net cash provided by financing activities	161	126

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2023, we generated $48.8 million of operating cash flow as compared to $53.8 million for the same period in 2022. The decrease in our operating cash flow was primarily due to lower net income adjusted for certain non-cash items, partially offset by a positive impact from changes in working capital.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $1.1 million for both the three months ended March 31, 2023 and 2022.

Net Cash Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash provided by financing activities was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and was attributable to the cash proceeds from the exercise of stock options.

Contractual Obligations

As of March 31, 2023, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Inflation

We have been impacted by high levels of inflation in recent periods resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased merchandise and labor costs and other disruptions caused by the COVID‐19 pandemic and general economic and market conditions. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. These mitigating actions may adversely impact demand for our products. Furthermore, if costs were to become subject to significant incremental inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves certain risks. You should carefully consider the following risk factors, in addition to the other information contained in this report, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto. If any of the events described in the following risk factors or the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to Our Business and Industry

Economic downturns and other macroeconomic conditions or trends may adversely affect consumer discretionary spending and our business, operating results and financial condition.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negatively influence consumer spending include events such as the COVID-19 pandemic, war, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, inflationary pressures, fluctuating interest rates and credit availability, adverse developments affecting the financial services industry, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

Adverse economic changes reduce consumer confidence and could negatively affect our operating results. We cannot predict when macroeconomic uncertainty may arise, whether or when such circumstances may improve or worsen or what impact such circumstances could have on our business. Furthermore, economic downturns could lead to reduced liquidity, decreases in the market price of our Class A common stock and decreases in the fair market value of our financial or other assets, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, accessories and beauty and home products to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, is difficult to forecast and can change significantly between the time inventory is ordered and the date of sale, resulting in higher inventory levels that may adversely impact our operating results, or insufficient inventory that may adversely impact the conversion of demand for our merchandise. Demand may be affected by macroeconomic factors such as inflation and consumer confidence, events such as the COVID-19 pandemic, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, and various other factors, such as political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and may continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been impacted by COVID-19, Russia’s war against Ukraine, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. Due to our liberal return policy and consumer behavior, we have experienced and may continue to experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may continue to experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

If we are unable to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely and cost-effective manner, our business, financial condition and operating results could be harmed.

The retail apparel industry is driven in part by fashion and beauty trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for products, consumer attitudes toward our industry and brand and where and how consumers shop for those products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brands, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products. Failure to respond to changing customer preferences and fashion trends could negatively impact our brand image with our customers and result in diminished brand loyalty.

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

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in our traditional product categories of apparel, footwear, accessories, home and beauty products, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

Over the course of 2022, we offered over 900 emerging and established brands through REVOLVE, including 31 owned brands, and over 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. We recently launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Customer or influencer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support, brand marketing events or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that much of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. As a result of COVID-19-related travel restrictions and social distancing measures, our ability to engage with consumers through activations such as #REVOLVEfestival and other large scale in-person activities that we have used to acquire customers and drive sales were significantly reduced in 2020 and certain periods during 2021. Since 2022, we have been able to host larger scale in-person events such as #REVOLVEfestival and the REVOLVE Gallery again; however, it is possible that these events and events like them may be less impactful in the future and our ability to conduct in-person events is uncertain. If our shifts in marketing to address potential restrictions and changes in consumer behavior and preferences are not effective, our operating results will be adversely affected. Over the long term, if we are not able to develop and maintain positive relationships with our large network of influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

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

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce in shopping for apparel and may prefer alternatives to our offerings, such as traditional brick-and-mortar retailers, the websites of our competitors and the direct websites of the brands we carry. We have made significant investments related to customer acquisition and expect to continue to invest significant amounts to acquire additional customers. For example, we engage in social media marketing campaigns and maintain relationships with thousands of social media and celebrity influencers. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. In addition, the competition for relationships with influencers is increasing and the cost of maintaining such relationships will likely continue to increase. We cannot assure you that the net sales contribution from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive leverage and efficiency with our suppliers, our net sales may decrease, and our business, financial condition and operating results may be materially adversely affected. The market for social media and influencer-based marketing has become increasingly competitive. We believe we have maintained the effectiveness and efficiency of these channels in recent periods; however, if competition continues to increase, it may impact our operating results.

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival and the REVOLVE Gallery, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

The COVID-19 pandemic has had, and may continue to have, severe negative repercussions across local, state and national economies, financial markets and our industry. The COVID-19 pandemic subjected us to many risks, including the impact from:

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

In addition, the majority of our corporate employees continue to work remotely most days of the work week. It is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Remote working may also result in privacy, data security, and fraud risks.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. COVID-19 outbreaks in key regions have led to and may continue to lead to the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China.

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

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, such as the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including Russia’s war against Ukraine, or terrorism, trade embargoes, customs and tax requirements, political crises and social unrest, and similar factors. For example, strikes at major international shipping ports have in the past impacted our supply of inventory from our vendors. Increased tensions and trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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
•
inflation levels and our ability to control our costs, including employee wages and benefits, shipping costs, other selling costs and other operating expenses;
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

We believe that the sustainability of our recent net sales growth, and potential future growth, will depend upon, among other factors, our ability to:

•
address the short- and long-term macroeconomic challenges by adjusting our cost structure, meeting our customers’ service expectations, shifting our marketing strategy and maintaining a relevant merchandise assortment;
•
identify and develop emerging, established and owned brands while maintaining the relationships and product curation with existing, established and owned brands;
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
•
expand internationally; and
•
pursue strategic acquisitions.

We cannot assure you we will be able to achieve any of the foregoing. Our customer base may not continue to grow or may decline in the future due to increased competition, the maturation of our business or other factors. Failure to continue our net sales growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of net sales growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

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

We operate three fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, COVID-19-related limitations and other business restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to the COVID-19 pandemic have in the past adversely impacted our ability to staff our Los Angeles fulfillment center. If government authorities re-impose restrictions on businesses, including ones that would require closure of our fulfillment centers, or if there is a COVID-19 outbreak in our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

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

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability, including Russia’s war against Ukraine; worsening U.S.-China relations; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, Google has announced that it plans to implement similar restrictions on tracking activity across Android devices in 2023. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We may expand our business through acquisitions of other businesses, which may divert management’s attention or prove to be unsuccessful.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by domestic or international financial institutions or financial services companies, could adversely affect our business, financial condition, and results of operations.

Events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition and operating results. Furthermore, we maintain our cash in deposit accounts at various financial institutions, often in balances that exceed the Federal Deposit Insurance Corporation, of FDIC, insurance limits. If such financial institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. For example, the FDIC took control of Silicon Valley Bank, or SVB, where we previously held an immaterial amount of our cash and cash equivalents, on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole, and we were able to move substantially all of our cash and cash equivalents held at SVB to other financial institutions. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business financial condition and operating results.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, Google has announced that it plans to implement similar restrictions on tracking activity across Android devices in 2023.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework, or DPF, which would permit transfers of personal data from the E.U. to the U.S., by participating entities. President Biden issued an executive order in October 2022 providing for safeguards on imported E.U. personal data, on which basis the European Commission adopted a draft opinion in December 2022, concluding that the U.S. ensures an adequate level of protection for personal data imported from the E.U. This opinion has not yet been formally adopted in the EU. The DPF may be further modified, and it remains unclear whether the DPF will be implemented, whether it will be appropriate for us to rely on it if it is implemented and whether the European Commission’s adequacy opinion will be formally adopted. The Schrems II decision and other developments relating to cross-border data transfer may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The European Commission released a draft of revised SCCs addressing the CJEU concerns in November 2020, and on June 4, 2021, published new SCCs. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data effective as of January 1, 2022, with enforcement beginning July 1, 2023. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which is effective as of January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which is effective as of July 1, 2023. In March 2022, Utah enacted the Utah Consumer Privacy Act, or the UCPA, which is effective as of December 31, 2023. Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, on May 10, 2022, which is effective as of July 1, 2023. In March 2023, Iowa enacted an Act Relating to Consumer Data Protection, which goes into effect on January 1, 2025. These newer state statutes share similarities with the CCPA, CPRA and legislation proposed in other states. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We derive a significant portion of our owned brand merchandise from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, and their employees, agents, representatives, business partners and third-party intermediaries, from offering, promising, authorizing or making, directly or indirectly, improper payments to any foreign government official, government staff member, political party or political candidate or private sector individual in an attempt to obtain or retain business. Likewise, the SEC, the U.S. Department of Justice, OFAC, the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti‑corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories as well as specially targeted individuals and entities that are identified on U.S. and other government blacklists, and those owned by them or those acting on their behalf.

We sometimes leverage third parties to sell our products and conduct our business abroad. We and our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, and notwithstanding our efforts to conduct our operations in material compliance with these regulations, we cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible.

Any allegations or violations of OFAC regulations, the FCPA, the U.K. Bribery Act of 2010 or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, prosecution, enforcement actions, fines, damages, investigations, loss of export privileges, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, investigating or defending against any anti-corruption allegations, actions or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will, and decline in share price.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating in regions outside of the United States and do not have physical operations outside of the United States, though a small number of our employees are working remotely from outside the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, laws, regulations, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating net sales from foreign operations for a variety of reasons, including:

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, accessories and beauty. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment, within which a large portion of the merchandise offered for sale is manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

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

Our eCommerce operations are important to our business. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and eCommerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce eCommerce sales and damage our brand’s reputation. Additionally, the information technology networks and systems used in our business and operations, some of which are managed by third parties, may suffer cyberattacks and otherwise be subject to security breaches and incidents. Any such security breaches and incidents may result in, in addition to network and system disruptions, damage, and shutdowns, consequences such as loss or corruption of, or unauthorized access to or acquisition of, data stored or processed on those networks and systems. The risks described here are heightened due to the increase in remote working since the COVID-19 pandemic. See also “—If sensitive information, including such information about our customers, is disclosed or accessed without authorization, or if we or our third-party providers are subject to real or perceived cyberattacks or other security breaches or incidents, our customers may curtail use of our platform, we may be exposed to liability and our reputation would suffer.”

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

The software underlying our sites is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. We rely heavily on a software engineering practice known as “continuous deployment,” meaning that we typically release software code multiple times per day. This practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers, disruption to our eCommerce channels, loss of net sales or liability for damages, any of which could adversely affect our growth prospects and our business.

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

We have in the past received, and may in the future receive, claims by various third-parties that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, in March 2023, we received a cease and desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report and while there is a reasonable possibility that a loss may be incurred, the possible loss or range of loss is not estimable based on currently available information.

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

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated operating results forecasts that we may provide. In addition, the price of our Class A common stock could decline if our results fail to meet investor expectations driven by certain investors and analysts having access to third-party credit card data used to estimate our net sales.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of March 31, 2023, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Dated: May 3, 2023