Form 10-Q
period 2023-06-30
Revolve Group, Inc.
filed 2023-08-02
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 26, 2023, 40,881,298 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

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
•
Use of social media and influencers may materially and adversely affect our reputation or subject us to regulatory and tax obligations, fines or other penalties.
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

•
The COVID-19 pandemic materially adversely affected, and may in the future adversely affect, our business, financial position, results of operations and growth prospects.
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
•
Our use of artificial intelligence and machine learning could adversely affect our business and operating results.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$269,329	$234,724
Accounts receivable, net	11,198	5,421
Inventory	205,313	215,224
Income taxes receivable	6,096	2,974
Prepaid expenses and other current assets	59,385	59,874
Total current assets	551,321	518,217
Property and equipment (net of accumulated depreciation of $15,457 and $13,081 as of June 30, 2023 and December 31, 2022, respectively)	8,404	8,934
Right-of-use lease assets	39,654	22,964
Intangible assets, net	1,791	1,600
Goodwill	2,042	2,042
Other assets	1,236	807
Deferred income taxes	24,754	24,754
Total assets	$629,202	$579,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,007	$50,789
Income taxes payable	1,143	229
Accrued expenses	35,980	38,266
Returns reserve	66,350	63,381
Current lease liabilities	5,456	5,844
Other current liabilities	30,797	22,577
Total current liabilities	185,733	181,086
Non-current lease liabilities	37,427	18,659
Total liabilities	223,160	199,745
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 40,880,898 and 40,766,510 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 32,597,119 and 32,597,119 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	33	33
Additional paid-in capital	113,749	110,338
Retained earnings	292,219	269,161
Total stockholders’ equity	406,042	379,573
Total liabilities and stockholders’ equity	$629,202	$579,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$273,729	$290,054	$553,338	$573,552
Cost of sales	126,031	127,812	266,420	256,899
Gross profit	147,698	162,242	286,918	316,653
Operating expenses:
Fulfillment	9,401	7,910	18,472	15,200
Selling and distribution	50,893	51,967	102,351	98,553
Marketing	51,497	51,921	89,840	97,171
General and administrative	28,552	31,164	56,644	57,999
Total operating expenses	140,343	142,962	267,307	268,923
Income from operations	7,355	19,280	19,611	47,730
Other income, net	(2,381)	(1,813)	(8,966)	(2,329)
Income before income taxes	9,736	21,093	28,577	50,059
Provision for income taxes	2,433	4,820	7,102	11,218
Net income	$7,303	$16,273	$21,475	$38,841
Earnings per share of Class A and Class B common stock:
Basic	$0.10	$0.22	$0.29	$0.53
Diluted	$0.10	$0.22	$0.29	$0.52
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,442	73,312	73,406	73,289
Diluted	74,081	74,635	74,229	74,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$7,303	$16,273	$21,475	$38,841
Other comprehensive income (loss):
Cumulative translation adjustment	828	(2,195)	1,583	(2,896)
Total other comprehensive income (loss)	828	(2,195)	1,583	(2,896)
Total comprehensive income	$8,131	$14,078	$23,058	$35,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$21,475	$38,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,459	2,305
Equity-based compensation	3,001	2,886
Changes in operating assets and liabilities:
Accounts receivable	(5,777)	(3,175)
Inventories	9,911	(37,244)
Income taxes receivable	(3,122)	(3,445)
Prepaid expenses and other current assets	489	(14,905)
Other assets	(429)	(510)
Accounts payable	(4,782)	5,742
Income taxes payable	914	96
Accrued expenses	(2,286)	9,120
Returns reserve	2,969	20,497
Right-of-use lease assets and current and non-current lease liabilities	1,690	324
Other current liabilities	8,220	3,913
Net cash provided by operating activities	34,732	24,445
Investing activities:
Purchases of property and equipment	(2,120)	(2,516)
Net cash used in investing activities	(2,120)	(2,516)
Financing activities:
Proceeds from the exercise of stock options, net	410	368
Net cash provided by financing activities	410	368
Effect of exchange rate changes on cash and cash equivalents	1,583	(2,896)
Net increase in cash and cash equivalents	34,605	19,401
Cash and cash equivalents, beginning of period	234,724	218,455
Cash and cash equivalents, end of period	$269,329	$237,856
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$9,221	$14,608
Operating leases	$3,549	$2,504
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$20,452	$11,481

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

We have a Loyalty Club program within the REVOLVE and FWRD segments. Eligible customers who enroll in the program will generally earn points for every dollar spent and will automatically receive a $20 reward once they earn 2,000 points. We defer revenue based on an allocation of the price of the customer purchase and the estimated standalone selling price of the points earned. Revenue is recognized once the reward is redeemed or expires or once unconverted points expire. Rewards generally expire 90 days after they are issued and unconverted points generally expire if a customer fails to engage in any activity that generates points for a period of one year or if their participation in the program is otherwise terminated.

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

The following table presents a roll-forward of our sales return reserve for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$73,925	$69,626	$63,381	$49,296
Returns	(412,354)	(387,578)	(780,529)	(705,970)
Provisions	404,779	387,745	783,498	726,467
Ending balance	$66,350	$69,793	$66,350	$69,793

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of June 30, 2023 and December 31, 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2023 and December 31, 2022.

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

In September 2018, our board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our initial public offering, or IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, 2022 and 2023, the number of shares available under the 2019 Plan was increased by 2.0 million shares, 3.7 million shares and 3.7 million shares, respectively. As of June 30, 2023, approximately 11.3 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the six months ended June 30, 2023 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	2,596,718	$17.60	7.0	$23,408
Granted	535,401	17.32	9.8
Exercised	(92,773)	6.63	—
Forfeited	(20,195)	24.41	—
Expired	(8,228)	33.96	—
Balance at June 30, 2023	3,010,923	17.80	7.2	10,708
Exercisable at June 30, 2023	1,303,873	13.79	5.9	6,582
Vested and expected to vest	3,010,923	17.80	7.2	10,708

RSU award activity for the six months ended June 30, 2023 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2023	28,374	$37.26	0.4	$632
Granted (1)	134,206	25.48	0.6	—
Released	(30,125)	33.47	—
Forfeited (2)	(65,213)	29.35	—
Unvested at June 30, 2023	67,242	23.13	0.8	1,103
(1)
Includes an adjustment of 5,100 shares underlying performance-based RSU awards made during the six months ended June 30, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (65,213) shares underlying performance-based RSU awards made during the six months ended June 30, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 507,768 options and 26,750 RSUs granted during the three months ended June 30, 2023 and 535,401 options and 129,106 RSUs granted during the six months ended June 30, 2023. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2023 was $8.77 and $8.99, respectively. The weighted average grant-date fair value of RSUs granted during the three and six months ended June 30, 2023 was $16.52 per share and $24.69 per share, respectively.

As of June 30, 2023, there was $16.9 million of total unrecognized compensation cost related to unvested options and RSUs granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.7 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $3.0 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. There was an excess income tax benefit of $0.2 million and $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$9,736	$21,093	$28,577	$50,059
Provision for income taxes	2,433	4,820	7,102	11,218
Effective tax rate	25.0%	22.9%	24.9%	22.4%

The increase in the effective tax rate for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in foreign derived intangible income, or FDII, deduction benefits. The increase in the effective tax rate for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options and FDII deduction benefits.

Note 7. Stockholders’ Equity

Changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,399,773	$74	$111,777	$284,088	$395,939
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	78,244	—	249	—	249
Equity-based compensation	—	—	1,723	—	1,723
Cumulative translation adjustment	—	—	—	828	828
Net income	—	—	—	7,303	7,303
Ending balance	73,478,017	$74	$113,749	$292,219	$406,042

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,298,849	$74	$105,206	$235,218	$340,498
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	25,224	—	242	—	242
Equity-based compensation	—	—	1,395	—	1,395
Cumulative translation adjustment	—	—	—	(2,195)	(2,195)
Net income	—	—	—	16,273	16,273
Ending balance	73,324,073	$74	$106,843	$249,296	$356,213

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,363,629	$74	$110,338	$269,161	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	114,388	—	410	—	410
Equity-based compensation	—	—	3,001	—	3,001
Cumulative translation adjustment	—	—	—	1,583	1,583
Net income	—	—	—	21,475	21,475
Ending balance	73,478,017	$74	$113,749	$292,219	$406,042

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	90,752	1	367	—	368
Equity-based compensation	—	—	2,886	—	2,886
Cumulative translation adjustment	—	—	—	(2,896)	(2,896)
Net income	—	—	—	38,841	38,841
Ending balance	73,324,073	$74	$106,843	$249,296	$356,213

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

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, stock price and other factors. Repurchases during any given fiscal period under the repurchase program will reduce the weighted-average number of shares of common stock outstanding for the period.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$4,062	$3,241	$9,035	$7,238	$11,939	$9,536	$21,475	$17,366
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	3,241	—	7,238	—	9,536	—	17,366	—
Reallocation of undistributed earnings to Class B common stock	—	35	—	160	—	132	—	411
Net income attributable to common stockholders — diluted	$7,303	$3,276	$16,273	$7,398	$21,475	$9,668	$38,841	$17,777
Denominator
Weighted average shares used to compute earnings per share — basic	40,845	32,597	40,706	32,606	40,809	32,597	40,521	32,768
Conversion of Class B to Class A common stock outstanding	32,597	—	32,606	—	32,597	—	32,768	—
Effect of dilutive stock options and RSUs	639	639	1,323	1,323	823	823	1,431	1,431
Weighted average number of shares used to compute earnings per share — diluted	74,081	33,236	74,635	33,929	74,229	33,420	74,720	34,199
Earnings per share:
Basic	$0.10	$0.10	$0.22	$0.22	$0.29	$0.29	$0.53	$0.53
Diluted	$0.10	$0.10	$0.22	$0.22	$0.29	$0.29	$0.52	$0.52

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options to purchase Class A and Class B common stock, and RSUs	1,214	504	936	986

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and six months ended June 30, 2023 and 2022, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2023	2022	2023	2022
REVOLVE	$235,149	$244,729	$466,802	$482,469
FWRD	38,580	45,325	86,536	91,083
Total	$273,729	$290,054	$553,338	$573,552

Gross profit
REVOLVE	$131,235	$140,825	$251,471	$274,518
FWRD	16,463	21,417	35,447	42,135
Total	$147,698	$162,242	$286,918	$316,653

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$222,860	$240,909	$449,576	$478,784
Rest of the world (1)	50,869	49,145	103,762	94,768
Total	$273,729	$290,054	$553,338	$573,552

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Fashion Apparel	$115,945	$126,969	$242,181	$266,748
Dresses	87,987	94,555	168,000	178,634
Handbags, Shoes and Accessories	58,917	58,207	121,403	107,835
Beauty	8,861	8,172	18,151	16,607
Other (1)	2,019	2,151	3,603	3,728
Total net sales	$273,729	$290,054	$553,338	$573,552

As a percentage of net sales
Fashion Apparel	42%	44%	44%	47%
Dresses	32%	32%	30%	31%
Handbags, Shoes and Accessories	22%	20%	22%	18%
Beauty	3%	3%	3%	3%
Other (1)	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Expected merchandise returns, net	$25,946	$25,274
Advanced payments on inventory to be delivered from vendors	11,496	10,827
Other	21,943	23,773
Total prepaid expenses and other current assets	$59,385	$59,874

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Marketing	$13,488	$12,049
Salaries and related benefits	7,429	7,190
Selling and distribution	4,573	3,550
Sales taxes	1,962	3,934
Legal matter	—	6,250
Other	8,528	5,293
Total accrued expenses	$35,980	$38,266

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Store credit	$14,315	$11,968
Loyalty Club liability	5,115	4,405
Gift cards	3,764	3,955
Other	7,603	2,249
Total other current liabilities	$30,797	$22,577

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
•
seasonal sales fluctuations;
•
our ability to expand our product offerings, including our owned brands; and
•
the impact of the COVID-19 pandemic and other health crises on our business, operations and financial results.

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

We are pioneers of social media and influencer marketing, using social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain Millennial and Generation Z consumers, and these efforts have historically led to higher earned media value than most competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic and inspiring content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities and our proprietary brand ambassador program. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, affiliate marketing, paid social, retargeting, our brand ambassador program, personalized email marketing and mobile “push” communications through our mobile applications.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except average order value and percentages)
Gross margin	54.0%	55.9%	51.9%	55.2%
Adjusted EBITDA	$10,377	$26,878	$25,387	$58,421
Free cash flow	$(15,069)	$(30,798)	$32,612	$21,929
Active customers	2,458	2,165	2,458	2,165
Total orders placed	2,268	2,243	4,546	4,399
Average order value	$301	$303	$294	$296

Adjusted EBITDA and free cash flow are non-GAAP measures. See the sections titled “—Adjusted EBITDA” and “—Free Cash Flow” below for information regarding our use of Adjusted EBITDA and free cash flow and their reconciliation to net income and net cash (used in) provided by operating activities, respectively.

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

A reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$7,303	$16,273	$21,475	$38,841
Excluding:
Other income, net	(2,381)	(1,813)	(8,966)	(2,329)
Provision for income taxes	2,433	4,820	7,102	11,218
Depreciation and amortization	1,241	1,203	2,459	2,305
Equity-based compensation	1,723	1,395	3,001	2,886
Non-routine items(1)	58	5,000	316	5,500
Adjusted EBITDA	$10,377	$26,878	$25,387	$58,421

(1)	Non-routine items in the three and six months ended June 30, 2023 and 2022 included an accrual and a charge for a settled legal matter and an accrual for a separate pending legal matter.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed in the table above and elsewhere in this report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used in purchases of property and equipment. We have provided below a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(14,097)	$(29,352)	$34,732	$24,445
Purchases of property and equipment	(972)	(1,446)	(2,120)	(2,516)
Free cash flow	$(15,069)	$(30,798)	$32,612	$21,929
Net cash used in investing activities	$(972)	(1,446)	$(2,120)	$(2,516)
Net cash provided by financing activities	$249	$242	$410	$368

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

Active customers increased during the period ended June 30, 2023 compared to the same period in 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed increased slightly in the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Average order value was relatively flat in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to an increase in the price of products year over year as a result of the increase in the cost of goods and other input costs being offset by a lower percentage of full price sales year over year.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation levels, employment rates, business conditions, changes in the housing market, changes in the stock market, adverse developments affecting the financial services industry, the availability of credit, resumption of student loan payments, U.S. government stimulus payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges and Russia’s war against Ukraine. In addition, during periods of low unemployment, we generally experience higher labor costs.

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

We seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, as well as short-term pop-up retail experiences. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Our success is impacted not only by efficient and profitable customer acquisition and growth in brand awareness, but also by our ability to retain customers and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, have historically accounted for a greater share of active customers and a greater percentage of net sales over time.

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

The REVOLVE segment contributes to a majority of our net sales, representing 85.9% and 84.4% of our net sales for the three months ended June 30, 2023 and 2022, respectively, and 84.4% and 84.1% of our net sales for the six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, REVOLVE generated $235.1 million and $244.7 million in net sales, respectively, representing a decrease of 3.9%. During the six months ended June 30, 2023 and 2022, REVOLVE generated $466.8 million and $482.5 million in net sales, respectively, representing a decrease of 3.2%. The net sales decrease in the three and six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned merchandise, partially offset by an increase in the number of orders placed.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 14.1% and 15.6% of our net sales for the three months ended June 30, 2023 and 2022, respectively, and 15.6% and 15.9% of our net sales for the six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, FWRD generated $38.6 million and $45.3 million in net sales, respectively, representing a decrease of 14.9%. During the six months ended June 30, 2023 and 2022, FWRD generated $86.5 million and $91.1 million in net sales, respectively, representing a decrease of 5.0%. The net sales decrease in the three and six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in average order value and the number of orders shipped.

Net sales to customers outside of the United States contributed to 18.6% and 16.9% of our net sales for the three months ended June 30, 2023 and 2022, respectively, and 18.8% and 16.5% of our net sales for the six months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, net sales to customers outside of the United States were $50.9 million and $49.1 million, respectively, representing an increase of 3.5%. During the six months ended June 30, 2023 and 2022, net sales to customers outside of the United States were $103.8 million and $94.8 million, respectively, representing an increase of 9.5%.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing our fulfillment centers, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. We expect fulfillment expenses to fluctuate as a percentage of net sales due to pressure from increased costs such as wages and other input cost pressure, expansion of our fulfillment network footprint and capacity, and our customers’ propensity to return merchandise, to be partially offset by operating efficiencies from increased scale as well as automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to fluctuate as a percentage of net sales reflecting pressure from elevated return rates due to consumer behavior, investments in international markets to offer hassle-free returns as well as increases in shipping costs, partially offset by efficiencies realized from optimized shipping methods.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing such as our brand ambassador program. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. In 2021 and 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. In the first half of 2023, we continued to meaningfully invest in marketing to grow our brand awareness, customer base and further strengthen our connection with the next-generation consumer. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds and interest expense and other fees associated with our line of credit. For the six months ended June 30, 2023, other income, net also includes $5.1 million of insurance proceeds related to a legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net sales	$273,729	$290,054	$553,338	$573,552
Cost of sales	126,031	127,812	266,420	256,899
Gross profit	147,698	162,242	286,918	316,653
Operating expenses:
Fulfillment expenses	9,401	7,910	18,472	15,200
Selling and distribution expenses	50,893	51,967	102,351	98,553
Marketing expenses	51,497	51,921	89,840	97,171
General and administrative expenses	28,552	31,164	56,644	57,999
Total operating expenses	140,343	142,962	267,307	268,923
Income from operations	7,355	19,280	19,611	47,730
Other income, net	(2,381)	(1,813)	(8,966)	(2,329)
Income before income taxes	9,736	21,093	28,577	50,059
Provision for income taxes	2,433	4,820	7,102	11,218
Net income	$7,303	$16,273	$21,475	$38,841

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.0%	44.1%	48.1%	44.8%
Gross profit	54.0%	55.9%	51.9%	55.2%
Operating expenses:
Fulfillment expenses	3.4%	2.7%	3.3%	2.7%
Selling and distribution expenses	18.6%	17.9%	18.5%	17.2%
Marketing expenses	18.8%	17.9%	16.2%	16.9%
General and administrative expenses	10.5%	10.7%	10.3%	10.1%
Total operating expenses	51.3%	49.2%	48.3%	46.9%
Income from operations	2.7%	6.7%	3.6%	8.3%
Other income, net	(0.9%)	(0.6%)	(1.6%)	(0.4%)
Income before income taxes	3.6%	7.3%	5.2%	8.7%
Provision for income taxes	0.9%	1.7%	1.3%	2.0%
Net income	2.7%	5.6%	3.9%	6.8%

Comparison of the Three Months Ended June 30, 2023 and 2022

Net Sales

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Net sales	$273,729	$290,054	$(16,325)	(5.6%)

The decrease in net sales for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned purchases.

Net sales in the REVOLVE segment decreased 3.9% to $235.1 million in the three months ended June 30, 2023 compared to net sales of $244.7 million in the same period in 2022. Net sales in the FWRD segment decreased 14.9% to $38.6 million in the three months ended June 30, 2023 compared to net sales of $45.3 million in the same period in 2022.

Cost of Sales

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of sales	$126,031	$127,812	$(1,781)	(1.4%)
Percentage of net sales	46.0%	44.1%

The decrease in cost of sales for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned purchases. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Fulfillment expenses	$9,401	$7,910	$1,491	18.8%
Percentage of net sales	3.4%	2.7%

Fulfillment expenses for the three months ended June 30, 2023 were higher as compared to the same period in 2022, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Selling and distribution expenses	$50,893	$51,967	$(1,074)	(2.1%)
Percentage of net sales	18.6%	17.9%

The decrease in selling and distribution expenses for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to lower merchant processing fees, packaging expenses and customer service expenses, partially offset by an increase in shipping and handling costs. The increase in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases.

Marketing Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Marketing expenses	$51,497	$51,921	$(424)	(0.8%)
Percentage of net sales	18.8%	17.9%

The decrease in marketing expenses for the three months ended June 30, 2023, as compared to the same period in 2022, was due to reduced investment in performance marketing campaigns driven by efficiencies in marketing investments, partially offset by increased investment in brand marketing activations. As a result, we experienced a decrease of $4.0 million in performance marketing expense, partially offset by an increase of $3.6 million in brand marketing expense.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative expenses	$28,552	$31,164	$(2,612)	(8.4%)
Percentage of net sales	10.5%	10.7%

The decrease in general and administrative expenses for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a $5.0 million accrual for a legal matter recorded during the three months ended June 30, 2022, partially offset by a $0.8 million increase in salaries and related benefits and equity-based compensation expense and a $1.6 million increase in other operating expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily due to a $5.0 million accrual for a legal matter recorded during the three months ended June 30, 2022, partially offset by the slight decline in net sales.

Income Taxes

	Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Income before income taxes	$9,736	$21,093
Provision for income taxes	2,433	4,820
Effective tax rate	25.0%	22.9%

The increase in the effective tax rate for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in FDII deduction benefits.

Comparison of the Six Months Ended June 30, 2023 and 2022

Net Sales

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Net sales	$553,338	$573,552	$(20,214)	(3.5%)

The decrease in net sales for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned purchases, partially offset by an increase in the number of orders placed by customers.

Net sales in the REVOLVE segment decreased 3.2% to $466.8 million in the six months ended June 30, 2023 compared to net sales of $482.5 million in the same period in 2022. Net sales in the FWRD segment decreased 5.0% to $86.5 million in the six months ended June 30, 2023 as compared to net sales of $91.1 million in the same period in 2022.

Cost of Sales

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of sales	$266,420	$256,899	$9,521	3.7%
Percentage of net sales	48.1%	44.8%

The increase in cost of sales for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods, partially offset by a higher proportion of returned purchases. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Fulfillment expenses	$18,472	$15,200	$3,272	21.5%
Percentage of net sales	3.3%	2.7%

Fulfillment expenses for the six months ended June 30, 2023 were higher as compared to the same period in 2022, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Selling and distribution expenses	$102,351	$98,553	$3,798	3.9%
Percentage of net sales	18.5%	17.2%

The increase in selling and distribution expenses for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased by $3.9 million, other selling expenses increased by $0.2 million and merchant processing fees decreased by $0.3 million. The increase in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases and higher shipping rates as compared to the comparative period in the prior year.

Marketing Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Marketing expenses	$89,840	$97,171	$(7,331)	(7.5%)
Percentage of net sales	16.2%	16.9%

The decrease in marketing expenses for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to reduced investment in performance marketing campaigns driven by efficiencies in marketing investments. As a result, we experienced a decrease of $7.4 million in performance marketing expense, partially offset by a $0.1 million increase in brand marketing expense.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative expenses	$56,644	$57,999	$(1,355)	(2.3%)
Percentage of net sales	10.3%	10.1%

The decrease in general and administrative expenses for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a $5.5 million accrual for a legal matter recorded during the six months ended June 30, 2022, partially offset by a $1.8 million increase in salaries and related benefits and equity-based compensation expense and a $2.3 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was primarily driven by the slight decline in net sales, partially offset by a $5.5 million accrual for a legal matter recorded during the six months ended June 30, 2022.

Income Taxes

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Income before income taxes	$28,577	$50,059
Provision for income taxes	7,102	11,218
Effective tax rate	24.9%	22.4%

The increase in the effective tax rate for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options and FDII deduction benefits.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2023	December 31, 2021
	(in thousands)
Cash and cash equivalents	$269,329	$234,724
Accounts receivable, net	11,198	5,421
Working capital(1)	365,588	337,131

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of June 30, 2023, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of June 30, 2023 and December 31, 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2023 and December 31, 2022.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth.

In addition, in August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program will be funded from available cash and cash equivalents.

Historical Cash Flows

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$34,732	$24,445
Net cash used in investing activities	(2,120)	(2,516)
Net cash provided by financing activities	410	368

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2023, we generated $34.7 million of operating cash flow as compared to $24.4 million for the same period in 2022. The increase in our operating cash flow was primarily due to a positive impact from changes in working capital, partially offset by lower net income adjusted for certain non-cash items.

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

Net cash used in investing activities was $2.1 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively.

Net Cash Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash provided by financing activities was $0.4 million for both the six months ended June 30, 2023 and 2022, and was attributable to the cash proceeds from the exercise of stock options.

Contractual Obligations

As of June 30, 2023, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

Inflation

We have been impacted by high levels of inflation in recent periods resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased merchandise and labor costs and other disruptions caused by general economic and market conditions. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. These mitigating actions may adversely impact demand for our products. Furthermore, if costs were to become subject to significant incremental inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to economic conditions and their impact on consumer discretionary spending in the markets in which we operate. Some of the factors that may negatively influence consumer spending include events such as the COVID-19 pandemic, war, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, inflationary pressures, resumption of student loan payments, fluctuating interest rates and credit availability, adverse developments affecting the financial services industry, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Over the course of 2022, we offered over 900 emerging and established brands through REVOLVE, including 31 owned brands, and over 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. In 2022, we launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Use of social media and influencers may materially and adversely affect our reputation or subject us to regulatory and tax obligations, fines or other penalties.

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

In addition, an increase in the use of social media for product promotion and marketing may increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not prescribe what our influencers post and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences such as #REVOLVEfestival, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges due to a number of factors, including the COVID-19 pandemic, Russia’s war against Ukraine, lockdowns in China, port closures, strikes and labor shortages, we have experienced or may in the future experience delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. COVID-19 outbreaks in key regions have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China.

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

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, such as the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including Russia’s war against Ukraine, terrorism, trade embargoes, customs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

The COVID-19 pandemic materially adversely affected, and may in the future adversely affect, our business, financial position, results of operations and growth prospects.

The COVID-19 pandemic had, and may in the future have, severe negative repercussions across local, state and national economies, financial markets and our industry. The COVID-19 pandemic subjected us to many risks, including the impact from:

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

There continues to be uncertainty around the COVID-19 pandemic and its impact on our business operations and operating results. While demand for our products has improved as compared to the height of the outbreak and lockdowns, the extent to which this increased demand will continue in the future remains uncertain. A resurgence of COVID-19 may result in business restrictions and social distancing mandates, the cancellation of large, in-person brand marketing events, supply chain disruptions, changes in consumer behavior and an increase in the cost of goods sold. Varying levels of restrictions may evolve and may spur long-term changes in consumer behavior. A resurgence of COVID-19 could also intensify the risks described in the other risk factors disclosed in this report.

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

We may expand our business through acquisitions, strategic investments and commercial collaborations, which may divert management’s attention, be difficult to integrate, disrupt our business, dilute stockholder value, prove to be unsuccessful and adversely affect our business, operating results and financial condition.

As part of our long-term growth plans, we expect to acquire or invest in additional businesses, assets and technologies, and to enter into commercial collaborations, that we believe could further complement or expand our business. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Moreover, we may not benefit from our acquisitions and other strategic transactions as we expect or in the time frame we expect, which could adversely affect our business, operating results and financial condition. We also may issue additional equity securities in connection with such transactions, which could cause dilution to our stockholders. Finally, our acquisitions and other strategic transactions could be viewed negatively by analysts, investors or customers and cause our stock price to decline.

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

The merchandise we sell to our customers is subject to regulation by the Federal Consumer Product Safety Commission, the FTC, the Food and Drug Administration and similar state and international regulatory authorities. As a result, such merchandise could be in the future subject to recalls and other remedial actions. Product safety, labeling and licensing concerns, including consumer disclosure and warning regarding chemical exposure, may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. The European Commission and United States agreed in principle in March 2022 to a new EU-U.S. Data Privacy Framework, or DPF, which would permit transfers of personal data from the E.U. to the U.S., by participating entities. President Biden issued an executive order in October 2022 providing for safeguards on imported E.U. personal data, on which basis the European Commission adopted a draft opinion in December 2022, concluding that the U.S. ensures an adequate level of protection for personal data imported from the E.U. This opinion has not yet been formally adopted in the EU. The DPF may be further modified, and it remains unclear whether the DPF will be implemented, whether it will be appropriate for us to rely on it if it is implemented and whether the European Commission’s adequacy opinion will be formally adopted. The Schrems II decision and other developments relating to cross-border data transfer may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The European Commission has released revised SCCs addressing the CJEU concerns. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modified the CCPA, creating obligations relating to consumer data effective as of January 1, 2022. Numerous other states have proposed, and in certain cases enacted, legislation that share similarities with the CCPA and the CPRA. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, among other things, imposed a one percent excise tax on certain stock repurchases by public companies. The Organization of Economic Cooperation and Development proposed implementing a global minimum tax of fifteen percent, which is being adopted or considered by many jurisdictions. There are numerous other factors that could affect our tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies.

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

Any allegations or violations of OFAC regulations, the FCPA, the U.K. Bribery Act of 2010 or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, prosecution, enforcement actions, fines, damages, investigations, loss of export privileges, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, investigating or defending against any anti-corruption allegations, actions or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will and decline in stock price.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating in regions outside of the United States. We recently opened an office in the Philippines to support our customer service and certain administrative functions and a small number of our employees are working remotely in other regions outside the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, laws, regulations, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating net sales from foreign operations for a variety of reasons, including:

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

Our use of artificial intelligence and machine learning could adversely affect our business and operating results.

We use artificial intelligence, or AI, and machine learning, or ML, in our business to, among other things, optimize our product assortment and personalize our website experience through advanced search and product recommendations. We may expand our use of AI and ML into other areas of our business including the design and development of owned brand merchandise and general administrative functions. Issues relating to our use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on ML and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce, which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.

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
•
repurchases of our Class A common stock pursuant to our stock repurchase program and any announcement of a termination of the program;
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

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. In addition, the terms of our credit agreement impose certain limitations on our ability to repurchase shares. The repurchase program has no expiration date but it may be modified, suspended or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of the program may result in a decrease in the trading price of our stock. In addition, the repurchase program could diminish our cash reserves.

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

Our outstanding shares of Class A common stock and Class B common stock may be resold in the public market in the United States subject to registration under the Securities Act or under an exemption from registration, including Rule 144. The holders of all of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon issuance.

In addition, we register the offer and sale of all shares of common stock that we may issue under our equity incentive plans, including the shares subject to outstanding options and restricted stock units, or RSUs. As a result, the sale of shares to be issued under our equity incentive plans can be freely resold in the public market upon issuance, subject to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The dual class structure of our common stock concentrates voting control with our executive officers, directors and their affiliates, which may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of June 30, 2023, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these sales or conversions may occur, could depress the market price of our Class A common stock and result in dilution to our existing stockholders. Also, to the extent outstanding options are exercised or RSUs or other equity-based awards become vested, there will be further dilution which could be substantial. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock.

All of the shares of Class A common stock issuable upon the conversion of the shares of Class B common stock that are subject to outstanding options have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely resold in the public market upon issuance as permitted by any applicable vesting requirements and subject to compliance with applicable securities laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases will be determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program will be funded from available cash and cash equivalents. In connection with the share repurchase program, we may adopt one or more plans pursuant to the provisions of Rule 10b5-1 under the Exchange Act. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by any combination of such methods. Repurchases of Class A common stock in the open market could result in increased volatility in our stock price.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, as follows:

On May 16, 2023, Jesse Timmermans, our chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 130,413 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 16, 2024, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed/ Furnished Herewith

10.1

LIBOR Transition Amendment, dated as of May 11, 2023, to Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.

X

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

Dated: August 2, 2023