Form 10-Q
period 2023-09-30
Revolve Group, Inc.
filed 2023-11-01
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 25, 2023, 39,556,715 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

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
•
We have in the past and may in the future be accused of infringing intellectual property or other proprietary rights of third parties.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$266,899	$234,724
Accounts receivable, net	12,614	5,421
Inventory	202,877	215,224
Income taxes receivable	7,555	2,974
Prepaid expenses and other current assets	63,578	59,874
Total current assets	553,523	518,217
Property and equipment (net of accumulated depreciation of $16,697 and $13,081 as of September 30, 2023 and December 31, 2022, respectively)	8,062	8,934
Right-of-use lease assets	38,041	22,964
Intangible assets, net	1,834	1,600
Goodwill	2,042	2,042
Other assets	1,241	807
Deferred income taxes	24,754	24,754
Total assets	$629,497	$579,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,479	$50,789
Income taxes payable	1,435	229
Accrued expenses	42,639	38,266
Returns reserve	72,137	63,381
Current lease liabilities	6,249	5,844
Other current liabilities	30,465	22,577
Total current liabilities	197,404	181,086
Non-current lease liabilities	35,567	18,659
Total liabilities	232,971	199,745
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 39,979,289 and 40,766,510 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	40	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 32,597,119 and 32,597,119 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	33	33
Additional paid-in capital	115,053	110,338
Retained earnings	281,400	269,161
Total stockholders’ equity	396,526	379,573
Total liabilities and stockholders’ equity	$629,497	$579,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$257,603	$268,711	$810,941	$842,263
Cost of sales	124,371	126,329	390,791	383,228
Gross profit	133,232	142,382	420,150	459,035
Operating expenses:
Fulfillment	9,185	8,072	27,657	23,272
Selling and distribution	48,925	46,477	151,276	145,030
Marketing	39,581	44,584	129,421	141,755
General and administrative	35,217	28,498	91,861	86,497
Total operating expenses	132,908	127,631	400,215	396,554
Income from operations	324	14,751	19,935	62,481
Other income, net	(3,984)	(1,440)	(12,950)	(3,769)
Income before income taxes	4,308	16,191	32,885	66,250
Provision for income taxes	1,130	4,203	8,232	15,421
Net income	$3,178	$11,988	$24,653	$50,829
Earnings per share of Class A and Class B common stock:
Basic	$0.04	$0.16	$0.34	$0.69
Diluted	$0.04	$0.16	$0.33	$0.68
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	73,262	73,328	73,358	73,302
Diluted	73,716	74,354	74,058	74,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,178	$11,988	$24,653	$50,829
Other comprehensive (loss) income:
Cumulative translation adjustment	(1,414)	(2,556)	169	(5,452)
Total other comprehensive (loss) income	(1,414)	(2,556)	169	(5,452)
Total comprehensive income	$1,764	$9,432	$24,822	$45,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$24,653	$50,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,752	3,519
Equity-based compensation	4,229	4,410
Changes in operating assets and liabilities:
Accounts receivable	(7,193)	(2,081)
Inventories	12,347	(42,069)
Income taxes receivable	(4,581)	(758)
Prepaid expenses and other current assets	(3,704)	(16,989)
Other assets	(434)	(349)
Accounts payable	(6,310)	(1,156)
Income taxes payable	1,206	439
Accrued expenses	4,373	10,592
Returns reserve	8,756	23,015
Right-of-use lease assets and current and non-current lease liabilities	2,236	825
Other current liabilities	7,888	4,224
Net cash provided by operating activities	47,218	34,451
Investing activities:
Purchases of property and equipment	(3,114)	(3,904)
Net cash used in investing activities	(3,114)	(3,904)
Financing activities:
Proceeds from the exercise of stock options, net	486	496
Repurchases of Class A common stock	(12,584)	—
Net cash (used in) provided by financing activities	(12,098)	496
Effect of exchange rate changes on cash and cash equivalents	169	(5,452)
Net increase in cash and cash equivalents	32,175	25,591
Cash and cash equivalents, beginning of period	234,724	218,455
Cash and cash equivalents, end of period	$266,899	$244,046
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$11,580	$15,909
Operating leases	$5,649	$4,033
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$20,452	$21,938

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

The following table presents a roll-forward of our sales return reserve for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$66,350	$69,793	$63,381	$49,296
Returns	(369,241)	(349,597)	(1,149,770)	(1,055,567)
Provisions	375,028	352,115	1,158,526	1,078,582
Ending balance	$72,137	$72,311	$72,137	$72,311

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.8 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of September 30, 2023 and December 31, 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities and we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2023 and December 31, 2022.

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

In September 2018, our board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock were reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our initial public offering, or IPO, the 2019 Plan replaced the 2013 Plan; however, the 2013 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year beginning in 2020, in an amount equal to the least of: (a) 6,900,000 shares, (b) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (c) such other amount as our board of directors may determine. All future grants going forward will be issued under the 2019 Plan. On January 1, 2021, 2022 and 2023, the number of shares available under the 2019 Plan was increased by 2.0 million shares, 3.7 million shares and 3.7 million shares, respectively. As of September 30, 2023, approximately 9.3 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the nine months ended September 30, 2023 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2023	2,596,718	$17.60	7.0	$23,408
Granted	2,644,196	13.95	9.8
Exercised	(98,383)	7.08	—
Forfeited	(65,894)	28.48	—
Expired	(12,516)	28.23	—
Balance at September 30, 2023	5,064,121	15.73	8.2	7,210
Exercisable at September 30, 2023	1,387,093	14.01	5.6	3,704
Vested and expected to vest	3,537,836	16.89	7.4	6,355

RSU award activity for the nine months ended September 30, 2023 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2023	28,374	$37.26	0.4	$632
Granted (1)	134,206	25.48	0.4	—
Released	(30,125)	33.47	—
Forfeited (2)	(88,985)	28.68	—
Unvested at September 30, 2023	43,470	21.10	0.6	592
(1)
Includes an adjustment of 5,100 shares underlying performance-based RSU awards made during the nine months ended September 30, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (85,089) shares underlying performance-based RSU awards made during the nine months ended September 30, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 2,108,795 options and no RSUs granted during the three months ended September 30, 2023 and 2,644,196 options and 129,106 RSUs granted during the nine months ended September 30, 2023. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2023 was $6.82 and $7.26, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2023 was $16.52 per share.

As of September 30, 2023, there was $17.9 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79, which we refer to as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of September 30, 2023, we had $1.2 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.7 years. As of September 30, 2023, we had unrecognized stock-based compensation expense of $10.4 million for the operational milestones that were considered not probable of achievement. During the three and nine months ended September 30, 2023, we recorded stock-based compensation expense of $0.02 million related to the 2023 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $1.2 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, and $4.2 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively. There was no excess income tax benefit recognized during the three months ended September 30, 2023 and 2022. There was an excess income tax benefit of $0.2 million and $0.6 million recognized in the condensed consolidated statements of income for equity-based compensation arrangements for the nine months ended September 30, 2023 and 2022, respectively.

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

Legal Proceedings

In March 2022, we received a cease-and-desist letter alleging copyright infringement and related claims. During the year ended December 31, 2022, we accrued $6.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims and during the three months ended March 31, 2023, we accrued an additional $0.3 million for estimated legal fees. On February 3, 2023, we entered into a final settlement agreement with the claimant and paid approximately $1.5 million in settlement costs and legal fees related to this matter, net of insurance proceeds. The related insurance proceeds of $5.1 million were recorded within other income, net in the accompanying statements of income.

In March 2023, we received a separate cease-and-desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report. During the three and nine months ended September 30, 2023, we accrued $6.6 million and $6.7 million, respectively, to general and administrative expenses for estimated losses, legal fees and other costs that we expect to incur in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$4,308	$16,191	$32,885	$66,250
Provision for income taxes	1,130	4,203	8,232	15,421
Effective tax rate	26.2%	26.0%	25.0%	23.3%

The effective tax rate was relatively flat during the three months ended September 30, 2023, as compared to the same period in 2022. The increase in the effective tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options and FDII deduction benefits.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,478,017	$74	$113,749	$292,219	$406,042
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	5,610	—	76	—	76
Repurchases of Class A common stock	(907,219)	(1)	—	(12,583)	(12,584)
Equity-based compensation	—	—	1,228	—	1,228
Cumulative translation adjustment	—	—	—	(1,414)	(1,414)
Net income	—	—	—	3,178	3,178
Ending balance	72,576,408	$73	$115,053	$281,400	$396,526

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,324,073	$74	$106,843	$249,296	$356,213
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	9,301	—	128	—	128
Equity-based compensation	—	—	1,524	—	1,524
Cumulative translation adjustment	—	—	—	(2,556)	(2,556)
Net income	—	—	—	11,988	11,988
Ending balance	73,333,374	$74	$108,495	$258,728	$367,297

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,363,629	$74	$110,338	$269,161	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	119,998	—	486	—	486
Repurchases of Class A common stock	(907,219)	(1)	—	(12,583)	(12,584)
Equity-based compensation	—	—	4,229	—	4,229
Cumulative translation adjustment	—	—	—	169	169
Net income	—	—	—	24,653	24,653
Ending balance	72,576,408	$73	$115,053	$281,400	$396,526

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,233,321	$73	$103,590	$213,351	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	100,053	1	495	—	496
Equity-based compensation	—	—	4,410	—	4,410
Cumulative translation adjustment	—	—	—	(5,452)	(5,452)
Net income	—	—	—	50,829	50,829
Ending balance	73,333,374	$74	$108,495	$258,728	$367,297

Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the share repurchase program will be retired. During the three months ended September 30, 2023, we repurchased and retired 907,219 shares of Class A common stock for a total cost of $12.6 million, exclusive of excise tax, at an average price of $13.87 per share.

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

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. Repurchases during any given fiscal period under the repurchase program reduce the weighted-average number of shares of common stock outstanding for the period.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$1,764	$1,414	$6,659	$5,329	$13,698	$10,955	$28,147	$22,682
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	1,414	—	5,329	—	10,955	—	22,682	—
Reallocation of undistributed earnings to Class B common stock	—	11	—	92	—	129	—	489
Net income attributable to common stockholders — diluted	$3,178	$1,425	$11,988	$5,421	$24,653	$11,084	$50,829	$23,171
Denominator
Weighted average shares used to compute earnings per share — basic	40,665	32,597	40,731	32,597	40,761	32,597	40,592	32,710
Conversion of Class B to Class A common stock outstanding	32,597	—	32,597	—	32,597	—	32,710	—
Effect of dilutive stock options and RSUs	454	454	1,026	1,026	700	700	1,296	1,296
Weighted average number of shares used to compute earnings per share — diluted	73,716	33,051	74,354	33,623	74,058	33,297	74,598	34,006
Earnings per share:
Basic	$0.04	$0.04	$0.16	$0.16	$0.34	$0.34	$0.69	$0.69
Diluted	$0.04	$0.04	$0.16	$0.16	$0.33	$0.33	$0.68	$0.68

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options to purchase Class A and Class B common stock, and RSUs	1,620	523	1,164	503

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and nine months ended September 30, 2023 and 2022, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2023	2022	2023	2022
REVOLVE	$217,698	$222,069	$684,500	$704,538
FWRD	39,905	46,642	126,441	137,725
Total	$257,603	$268,711	$810,941	$842,263

Gross profit
REVOLVE	$119,003	$123,622	$370,474	$398,140
FWRD	14,229	18,760	49,676	60,895
Total	$133,232	$142,382	$420,150	$459,035

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$207,171	$217,591	$656,747	$696,375
Rest of the world (1)	50,432	51,120	154,194	145,888
Total	$257,603	$268,711	$810,941	$842,263

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales
Fashion Apparel	$106,835	$118,718	$349,016	$385,466
Dresses	80,061	83,568	248,061	262,202
Handbags, Shoes and Accessories	57,598	56,908	179,001	164,743
Beauty	10,704	7,421	28,855	24,028
Other (1)	2,405	2,096	6,008	5,824
Total net sales	$257,603	$268,711	$810,941	$842,263

As a percentage of net sales
Fashion Apparel	42%	44%	43%	46%
Dresses	31%	31%	31%	31%
Handbags, Shoes and Accessories	22%	21%	22%	19%
Beauty	4%	3%	3%	3%
Other (1)	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Expected merchandise returns, net	$28,856	$25,274
Advanced payments on inventory to be delivered from vendors	10,487	10,827
Other	24,235	23,773
Total prepaid expenses and other current assets	$63,578	$59,874

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Marketing	$14,377	$12,049
Salaries and related benefits	6,030	7,190
Legal matters	6,524	6,250
Selling and distribution	4,828	3,550
Sales taxes	3,752	3,934
Other	7,128	5,293
Total accrued expenses	$42,639	$38,266

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Store credit	$14,053	$11,968
Loyalty Club liability	5,293	4,405
Gift cards	3,787	3,955
Other	7,332	2,249
Total other current liabilities	$30,465	$22,577

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

To date, we have primarily focused on expanding our U.S. business and have grown internationally with limited investment and physical presence. We began offering a more localized shopping experience, including free returns and all-inclusive pricing, beginning in 2018, for customers in the UK, the EU and Australia, and further expanded to New Zealand, Singapore and Canada in 2020 and Poland, Spain, Switzerland and the UAE in 2021, and Saudi Arabia and Monaco in 2022. We have also sold our REVOLVE products on two large international marketplaces, Tmall Global in China and Nykaa Fashion in India, beginning in 2020 and 2022, respectively. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except average order value and percentages)
Gross margin	51.7%	53.0%	51.8%	54.5%
Adjusted EBITDA	$9,484	$17,676	$34,871	$76,097
Free cash flow	$11,492	$8,618	$44,104	$30,547
Active customers	2,510	2,249	2,510	2,249
Total orders placed	2,133	1,951	6,679	6,350
Average order value	$299	$320	$296	$303

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

A reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$3,178	$11,988	$24,653	$50,829
Excluding:
Other income, net	(3,984)	(1,440)	(12,950)	(3,769)
Provision for income taxes	1,130	4,203	8,232	15,421
Depreciation and amortization	1,293	1,214	3,752	3,519
Equity-based compensation	1,228	1,524	4,229	4,410
Non-routine items(1)	6,639	187	6,955	5,687
Adjusted EBITDA	$9,484	$17,676	$34,871	$76,097

(1)	Non-routine items in the three and nine months ended September 30, 2023 and 2022 included an accrual for a pending legal matter and an accrual and a charge for a separate settled legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by operating activities	$12,486	$10,006	$47,218	$34,451
Purchases of property and equipment	(994)	(1,388)	(3,114)	(3,904)
Free cash flow	$11,492	$8,618	$44,104	$30,547
Net cash used in investing activities	$(994)	(1,388)	$(3,114)	$(3,904)
Net cash (used in) provided by financing activities	$(12,508)	$128	$(12,098)	$496

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

Active customers increased during the period ended September 30, 2023 compared to the same period in 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed increased slightly in the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Average order value decreased in the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to a lower percentage of full price sales year over year combined with a decrease in the average number of units per order.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation levels, employment rates, business conditions, changes in the housing market, changes in the stock market, adverse developments affecting the financial services industry, the availability of credit, resumption of student loan payments, U.S. government stimulus payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges and wars, including the war in Israel and Russia’s war against Ukraine. In addition, during periods of low unemployment, we generally experience higher labor costs.

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate ourselves and cost-effectively acquire customers. Furthermore, changes in the user experience on social media platforms, including a shift towards video and the level of recommended content as well as changes in privacy practices by third parties, may make it more difficult to gain customer awareness and cost effectively acquire and retain customers. Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers. Additionally, in June 2023, Apple announced new software development kit, or SDK, privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices.

We seek to engage with our customers and build awareness of our brands through delivering unique events and experiences, as well as short-term pop-up retail experiences. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

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

The REVOLVE segment contributes to a majority of our net sales, representing 84.5% and 82.6% of our net sales for the three months ended September 30, 2023 and 2022, respectively, and 84.4% and 83.6% of our net sales for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, REVOLVE generated $217.7 million and $222.1 million in net sales, respectively, representing a decrease of 2.0%. During the nine months ended September 30, 2023 and 2022, REVOLVE generated $684.5 million and $704.5 million in net sales, respectively, representing a decrease of 2.8%. The net sales decrease in the three and nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned merchandise combined with a lower average order value, partially offset by an increase in the number of orders placed.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 15.5% and 17.4% of our net sales for the three months ended September 30, 2023 and 2022, respectively, and 15.6% and 16.4% of our net sales for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, FWRD generated $39.9 million and $46.6 million in net sales, respectively, representing a decrease of 14.4%. During the nine months ended September 30, 2023 and 2022, FWRD generated $126.4 million and $137.7 million in net sales, respectively, representing a decrease of 8.2%. The net sales decrease in the three and nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in the number of orders shipped.

Net sales to customers outside of the United States contributed to 19.6% and 19.0% of our net sales for the three months ended September 30, 2023 and 2022, respectively, and 19.0% and 17.3% of our net sales for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, net sales to customers outside of the United States were $50.4 million and $51.1 million, respectively, representing a decrease of 1.3%. During the nine months ended September 30, 2023 and 2022, net sales to customers outside of the United States were $154.2 million and $145.9 million, respectively, representing an increase of 5.7%.

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

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing such as our brand ambassador program. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. In 2021 and 2022, we increased our level of investment in marketing to maximize our opportunities to capture consumer demand as economies reopened. During the nine months ended September 30, 2023, we continued to meaningfully invest in marketing to grow our brand awareness, customer base and further strengthen our connection with the next-generation consumer. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds and interest expense and other fees associated with our line of credit. For the nine months ended September 30, 2023, other income, net also includes $5.1 million of insurance proceeds related to a legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net sales	$257,603	$268,711	$810,941	$842,263
Cost of sales	124,371	126,329	390,791	383,228
Gross profit	133,232	142,382	420,150	459,035
Operating expenses:
Fulfillment expenses	9,185	8,072	27,657	23,272
Selling and distribution expenses	48,925	46,477	151,276	145,030
Marketing expenses	39,581	44,584	129,421	141,755
General and administrative expenses	35,217	28,498	91,861	86,497
Total operating expenses	132,908	127,631	400,215	396,554
Income from operations	324	14,751	19,935	62,481
Other income, net	(3,984)	(1,440)	(12,950)	(3,769)
Income before income taxes	4,308	16,191	32,885	66,250
Provision for income taxes	1,130	4,203	8,232	15,421
Net income	$3,178	$11,988	$24,653	$50,829

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.3%	47.0%	48.2%	45.5%
Gross profit	51.7%	53.0%	51.8%	54.5%
Operating expenses:
Fulfillment expenses	3.6%	3.0%	3.4%	2.8%
Selling and distribution expenses	19.0%	17.3%	18.6%	17.2%
Marketing expenses	15.4%	16.6%	16.0%	16.8%
General and administrative expenses	13.7%	10.6%	11.3%	10.3%
Total operating expenses	51.6%	47.5%	49.3%	47.1%
Income from operations	0.1%	5.5%	2.5%	7.4%
Other income, net	(1.5%)	(0.5%)	(1.6%)	(0.4%)
Income before income taxes	1.6%	6.0%	4.1%	7.8%
Provision for income taxes	0.4%	1.6%	1.0%	1.8%
Net income	1.2%	4.4%	3.1%	6.0%

Comparison of the Three Months Ended September 30, 2023 and 2022

Net Sales

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Net sales	$257,603	$268,711	$(11,108)	(4.1%)

The decrease in net sales for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned purchases and a lower average order value, partially offset by an increase in customer orders.

Net sales in the REVOLVE segment decreased 2.0% to $217.7 million in the three months ended September 30, 2023 compared to net sales of $222.1 million in the same period in 2022. Net sales in the FWRD segment decreased 14.4% to $39.9 million in the three months ended September 30, 2023 compared to net sales of $46.6 million in the same period in 2022.

Cost of Sales

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of sales	$124,371	$126,329	$(1,958)	(1.5%)
Percentage of net sales	48.3%	47.0%

The decrease in cost of sales for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to lower net sales. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales combined with a higher mix of third-party brand sales.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Fulfillment expenses	$9,185	$8,072	$1,113	13.8%
Percentage of net sales	3.6%	3.0%

Fulfillment expenses for the three months ended September 30, 2023 were higher as compared to the same period in 2022, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff, higher rent for our existing facilities and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Selling and distribution expenses	$48,925	$46,477	$2,448	5.3%
Percentage of net sales	19.0%	17.3%

The increase in selling and distribution expenses for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a $2.7 million increase in shipping and handling cost, partially offset by a $0.3 million decrease in other selling expenses. The increase in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases and a lower average order value as compared to the same period in the prior year.

Marketing Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Marketing expenses	$39,581	$44,584	$(5,003)	(11.2%)
Percentage of net sales	15.4%	16.6%

The decrease in marketing expenses for the three months ended September 30, 2023, as compared to the same period in 2022, was due to reduced investment in brand marketing activations and reduced investment in performance marketing campaigns driven by efficiencies in marketing investments. As a result, we experienced a decrease of $3.0 million in brand marketing expense and a decrease of $2.0 million in performance marketing expense.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative expenses	$35,217	$28,498	$6,719	23.6%
Percentage of net sales	13.7%	10.6%

The increase in general and administrative expenses for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a $6.6 million accrual for a pending legal matter. The increase in general and administrative expenses as a percentage of net sales was primarily due to a $6.6 million accrual for the same pending legal matter.

Income Taxes

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
Income before income taxes	$4,308	$16,191
Provision for income taxes	1,130	4,203
Effective tax rate	26.2%	26.0%

The effective tax rate was relatively flat during the three months ended September 30, 2023, as compared to the same period in 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net Sales

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Net sales	$810,941	$842,263	$(31,322)	(3.7%)

The decrease in net sales for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a higher proportion of returned purchases and lower average order value, partially offset by an increase in the number of orders placed by customers.

Net sales in the REVOLVE segment decreased 2.8% to $684.5 million in the nine months ended September 30, 2023 compared to net sales of $704.5 million in the same period in 2022. Net sales in the FWRD segment decreased 8.2% to $126.4 million in the nine months ended September 30, 2023 as compared to net sales of $137.7 million in the same period in 2022.

Cost of Sales

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of sales	$390,791	$383,228	$7,563	2.0%
Percentage of net sales	48.2%	45.5%

The increase in cost of sales for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods, partially offset by a higher proportion of returned purchases. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales combined with a higher mix of third-party brand sales.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Fulfillment expenses	$27,657	$23,272	$4,385	18.8%
Percentage of net sales	3.4%	2.8%

Fulfillment expenses for the nine months ended September 30, 2023 were higher as compared to the same period in 2022, primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff, higher rent for our existing facilities and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Selling and distribution expenses	$151,276	$145,030	$6,246	4.3%
Percentage of net sales	18.6%	17.2%

The increase in selling and distribution expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of orders shipped. Shipping and handling costs increased by $6.7 million and other selling expenses decreased by $0.5 million. The increase in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, a lower average order value and higher shipping rates as compared to the same period in the prior year.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Marketing expenses	$129,421	$141,755	$(12,334)	(8.7%)
Percentage of net sales	16.0%	16.8%

The decrease in marketing expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to reduced investment in performance marketing campaigns driven by efficiencies in marketing investments and reduced investment in brand marketing activations. As a result, we experienced a decrease of $9.4 million in performance marketing expense and a $2.9 million decrease in brand marketing expense.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative expenses	$91,861	$86,497	$5,364	6.2%
Percentage of net sales	11.3%	10.3%

The increase in general and administrative expenses for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a $1.7 million increase in salaries and related benefits and equity-based compensation expense and a $3.7 million increase in other operating expenses. During the nine months ended September 30, 2023, we recorded a $6.7 million accrual for a pending legal matter and during the nine months ended September 30, 2022, we recorded a $5.5 million accrual for a then-pending legal matter that has since been settled. The increase in general and administrative expenses as a percentage of net sales was primarily driven by the slight decline in net sales.

Income Taxes

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Income before income taxes	$32,885	$66,250
Provision for income taxes	8,232	15,421
Effective tax rate	25.0%	23.3%

The increase in the effective tax rate for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options and FDII deduction benefits.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$266,899	$234,724
Accounts receivable, net	12,614	5,421
Working capital(1)	356,119	337,131

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of September 30, 2023, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of September 30, 2023 and December 31, 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2023 and December 31, 2022.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth.

In addition, in August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. For more information about repurchases made under our stock repurchase program, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Issuer’s Repurchases of Equity Securities.”

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$47,218	$34,451
Net cash used in investing activities	(3,114)	(3,904)
Net cash (used in) provided by financing activities	(12,098)	496

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2023, we generated $47.2 million of operating cash flow as compared to $34.5 million for the same period in 2022. The increase in our operating cash flow was primarily due to a positive impact from changes in working capital, partially offset by lower net income adjusted for certain non-cash items.

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

Net cash used in investing activities was $3.1 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Net Cash (Used in) Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options, borrowings and repayments related to the existing line of credit, when applicable, and repurchases of our Class A common stock.

Net cash used in financing activities was $12.1 million for the nine months ended September 30, 2023 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program. Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2022 and was attributable to cash proceeds from the exercise of stock options.

Contractual Obligations

As of September 30, 2023, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. We have traditionally experienced seasonally slower activity during the first quarter and seasonally higher activity during the second quarter. If we are unable to manage inventory at the right levels and with the appropriate assortment during these seasonal fluctuations or if the seasonality of our business changes, the conversion of consumer demand may be adversely impacted.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. The COVID-19 pandemic and other factors and events have impacted, and may continue to impact, our supply chain and may delay or prevent and may also increase the cost to manufacture or transport product that is sourced in China. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been impacted by the COVID-19 pandemic, Russia’s war against Ukraine, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. Due to our liberal return policy and consumer behavior, we have experienced and may continue to experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may continue to experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, rising interest rates, recession and fears of recession, housing costs, energy and fuel costs, the resumption of student loan repayments, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain accounts on Instagram, Facebook, TikTok, Pinterest, YouTube and X (formerly Twitter). We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior and preferences evolve, we must continue to adapt to maintain an effective and authentic presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools and effectively engage with our customers, our ability to maintain and acquire customers and our financial condition may suffer. In addition, social media platforms we use have and may continue to change their policies or algorithms, leading to shifts in the level of video and recommended content, which may impact our ability to fully optimize such platforms.

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

We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences, as well as short-term pop-up retail experiences. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges due to a number of factors, including the COVID-19 pandemic, Russia’s war against Ukraine, lockdowns in China, port closures, strikes and labor shortages, we have experienced or may in the future experience delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets, including as a consequence of the war in Israel, has in the past resulted, and may in the future result, in higher fuel prices, which many shipping companies pass on to their customers by increased fuel surcharges. We have experienced such increased shipping costs, which may continue to increase in the future. We have not historically passed on such increased costs to our customers, which may adversely impact our operating results. If we were to pass such cost increases on to our customers in the future, it could adversely impact the demand for our products and we may therefore not be able to pass on such cost increases.

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, such as the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, including the war in Israel and Russia’s war against Ukraine, terrorism, trade embargoes, customs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in net sales generated from the brands on our sites, including as a result of macroeconomic factors, seasonality trends and the timing and success of large, in-person events that we host;
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
•
the effect on our business of claims, lawsuits, government investigations, other legal or regulatory proceedings or commercial or contractual disputes that we are or may become involved in; and
•
economic and market conditions, particularly those affecting our industry.

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
•
the cancellation of large, in-person brand marketing events in 2020 and 2021, which have historically driven customer acquisition and demand for our merchandise, and the relatively increased expense and lower return from hosting smaller in-person events;
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

Our operating results could be adversely affected by natural disasters, public health crises, political crises, wars, social unrest or other catastrophic events.

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises; terrorist attacks; wars, such as the war in Israel and Russia’s war against Ukraine; worsening U.S.-China relations; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations or the operations of one or more of our third-party providers or vendors.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

As part of our long-term growth plans, we expect to acquire, invest in or partner with additional businesses, assets and technologies, and to enter into commercial collaborations, that we believe could further complement or expand our business. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our business, financial condition and operating results.

Furthermore, we maintain our cash in deposit accounts at various financial institutions, often in balances that exceed the FDIC insurance limits. If such financial institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. Even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business financial condition and operating results.

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

Risks Related to Regulation and Taxation

Any failure by us or our vendors to comply with trade and other regulations including importation, exportation, product safety, labeling, labor or other laws, or to provide safe conditions for our or their workers may lead to investigations or actions by government regulators, damage our reputation and brands and harm our business.

Our merchandise is subject to regulation by the Federal Consumer Product Safety Commission, the FTC, the Food and Drug Administration, U.S. Fish and Wildlife Services and other federal, state, local and international regulatory authorities. As a result, our merchandise could become subject to recalls and other remedial actions, and we could face investigations, claims, actions or penalties related to our merchandise and operations. Product safety, labeling, labor, international trade or other laws, rules or regulations, including consumer disclosure and warning label requirements regarding materials, ingredients or chemical exposure, may require us to remove selected merchandise from our inventory. Recalls or voluntary removal of merchandise, or investigations, claims, actions or penalties related to our merchandise and operations, can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results. In addition, if we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties and claims, which could harm our results of operations or our ability to conduct business. Any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition, and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of revenue.

We purchase our merchandise from numerous domestic and international vendors. Failure by us or our vendors to comply with applicable laws and regulations and contractual requirements could lead to investigations, claims, actions or penalties against us, resulting in increased legal expenses and costs. In addition, the failure by us or our vendors to provide safe and humane factory conditions and oversight at our respective facilities could damage our reputation with customers or result in legal claims against us.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. Following issuance of a U.S. executive order, a new framework, the EU-U.S. Data Privacy Framework, or DPF, was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S., or the UK DPF Extension, are available for companies to use to legitimize personal data transfers to the U.S. from the EEA and UK. The DPF and the UK DPF Extension may be modified and subject to legal challenge, and it remains unclear whether the DPF or the UK DPF Extension will be appropriate for us to rely on. Developments relating to cross-border data transfer may result in data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe or other regions to the U.S. The European

Commission has released revised SCCs addressing the CJEU concerns. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

In some cases, our products are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and export regulations administered by the U.S. Fish and Wildlife Services, and our activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as trade controls. As such, licenses and notices may be required to export or re-export our products to certain countries and end users and for certain end uses. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

We derive a significant portion of our owned brand merchandise from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, and their employees, agents, representatives, business partners and third-party intermediaries, from offering, promising, authorizing or making, directly or indirectly, improper payments to any foreign government official, government staff member, political party or political candidate or private sector individual in an attempt to obtain or retain business Likewise, the U.S. Department of Justice, as well as foreign regulatory authorities, continue to enforce anti‑corruption laws across industries.

We sometimes leverage third-parties to sell our products and conduct our business abroad. We and our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, and notwithstanding our efforts to conduct our operations in material compliance with these regulations, we cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible.

Any allegations or violations of the FCPA, the U.K. Bribery Act of 2010 or any of the anti-corruption and anti-bribery laws in the countries and territories where we and our vendors do business, could result in severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, prosecution, enforcement actions, fines, damages, investigations, loss of export privileges, bans on transacting certain business, and other consequences that may have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, investigating or defending against any such allegations, actions or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Moreover, any actual or alleged corruption in our supply chain could carry significant reputational harms, including negative publicity, loss of good will and decline in stock price.

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

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, the implementation of China’s national-security law in Hong Kong created additional U.S.-China tensions and similar events could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for REVOLVE and FWRD in 2013, and all of our North American sites and a majority of our international sites are mobile-optimized. The majority of orders are placed from a mobile device. However, we cannot be certain that our mobile applications or our mobile-optimized sites will be successful in the future.

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

We have in the past and may in the future be accused of infringing intellectual property or other proprietary rights of third parties.

We have in the past received, and may in the future receive, claims by various third-parties that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, in March 2023, we received a cease-and-desist letter alleging copyright infringement and related claims. This matter has not proceeded to litigation as of the date of this report. During the three and nine months ended September 30, 2023, we accrued $6.6 million and $6.7 million, respectively, to general and administrative expenses for estimated losses, legal fees and other costs that we expect to incur in connection with these claims. The accrual for estimated losses is based on currently available information and may change as new information becomes available or circumstances change.

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
•
imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•
other events or factors, including those resulting from war, including the war in Israel and Russia’s war against Ukraine, or incidents of terrorism, or responses to these events.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of September 30, 2023, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Repurchases of Equity Securities

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents.

The following table summarizes repurchases of shares of our Class A common stock for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—	$100,000,000
August 1, 2023 to August 31, 2023	310,281	$15.46	310,281	$95,204,505
September 1, 2023 to September 30, 2023	596,938	$13.05	596,938	$87,416,127
Total	907,219		907,219

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Dated: November 1, 2023