Form 10-K
period 2023-12-31
Revolve Group, Inc.
filed 2024-02-27
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

There were 38,197,440 shares of Class A common stock and 32,597,119 shares of Class B common stock outstanding as of February 20, 2024. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $664.6 million as of June 30, 2023, based upon the last reported sales price on the New York Stock Exchange on that date of $16.40.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•
Any failure by us or our vendors to comply with trade and other regulations including importation, exportation, product safety, labeling, labor or other laws, or to provide safe conditions for our or their workers, may lead to investigations or actions by government regulators, damage our reputation and brands and harm our business.
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

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “predict” or any other similar words.

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

PART I

Item 1. BUSINESS

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 100,000 apparel and footwear styles, as well as beauty, accessories and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,200 emerging, established and owned brands. Through more than 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

Our co-chief executive officers founded REVOLVE in 2003 with the vision of leveraging digital channels and technology to transform the shopping experience, offering a scaled, one-stop destination for youthful, aspirational consumers. We believe that our model is more targeted and curated than premium department stores, and provides a greater selection and access than specialty retailers, which allows us to more effectively serve the next-generation consumer.

To improve on the merchandise offerings of traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing and trend-forecasting algorithms. Our proprietary technology leverages a comprehensive data net that encompasses millions of styles, attributes and customer interactions forming a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground up to make decisions in a data-first, customer-centric way. Our approach facilitates constant newness, with over 1,500 new styles launched per week on average in 2023. Illustrating the efficacy of our data-driven merchandising, in 2023, approximately 79% of our net sales were at full price, which we believe is appreciably higher than industry benchmarks. We define net sales at full price as sales with a price of not less than 95% of the full retail price.

Our powerful brands and innovative marketing strategy connect with the growing next-generation customer demographics. We have built a large community of influencer and brand partners, including thousands of influencers enrolled in our proprietary brand ambassador program, as well as some of the most influential celebrities in the world such as our FWRD Creative Director Kendall Jenner. Through our strong brand, deep relationships and history of mutually beneficial partnerships, we believe we have become a partner of choice for influencers worldwide. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive long-term loyalty and engagement with our community of brands, customers and influencers. We complement our experiential brand marketing with sophisticated, data-driven performance marketing, the combination of which drives customer acquisition and retention that are key drivers of our customer lifetime value.

Our data-driven merchandising and marketing competencies enable an owned brand strategy that further differentiates our merchandise assortment, provides increased control of our supply chain and has the opportunity to expand gross profit margins over the long-term. We have built a portfolio of 25 owned brands, each crafted with unique attributes with pricing similar to that of premium third-party brands, supported by dedicated marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. In 2023, our owned brands represented six out of our top ten brands in the REVOLVE segment and contributed 20.0% of the REVOLVE segment’s net sales.

Representative REVOLVE Owned Brands

Our Industry

Large and Growing Addressable Market. We participate in the large and growing apparel, footwear, beauty, accessories and home product sectors. We believe that favorable demographic trends, the continued shift to digital channels and continued innovation in fashion and customer experience will drive long-term growth in our addressable market.

Growth in Digital Channels. Over the past several years, consumers have increasingly used digital channels to make purchases, a trend supported by innovation in the digital shopping experience and by the closure of tens of thousands of physical retail stores in recent years. Mobile sales in particular have rapidly increased as consumers leverage advances in technology, further enhancing their ability to discover, browse and purchase anytime from anywhere. In 2023, customer orders placed through mobile devices represented 69.7% of our total orders.

Media Consumption and Shopping Behaviors of Next-Generation Consumers. Consumers, notably Millennials (born between 1981 and 1996) and Generation Z (born between 1997 and 2012), are increasingly dedicating a substantial portion of their time to digital media, mobile devices, and novel entertainment formats. Individuals from these demographic groups, having grown up in a highly interconnected digital environment, allocate a significant amount of their time to various social media platforms.

The nature of consumer engagement with brands and retailers is evolving in tandem with the continued transition to digital channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from brands and influencers, as well as dialogue within their social network, as their source of inspiration and discovery and to inform their purchasing decisions. These influences can have a more powerful impact than traditional advertising methods because personal tastes and preferences are communicated in a more authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to U.S. Federal Reserve data, the Millennials’ share of U.S. household net worth during the first nine months of 2023 more than doubled compared to the same period in 2019.

We Believe There is an Opportunity to Better Serve Next-Generation Consumers. Although the apparel, footwear, beauty, accessories and home sectors are large, we believe the next-generation consumer remains underserved. Conventional national retailers aim to cater to a broad demographic with widely recognized brands, but they often lag in adapting to changing trends and have subpar customer service. Specialty boutiques, while highly curated, often offer a narrow assortment and are limited in their reach. Many pure-play digital retailers tend to deliver a purely transactional customer experience, lacking original fashion content and style guidance essential for fostering inspiration and discovery.

Our Competitive Strengths

Leading Destination for Premium Fashion for the Next-Generation Consumer. We believe we are the leading U.S. online destination targeted towards next-generation consumers seeking premium fashion. In 2023, we generated $1.1 billion in net sales, served over 2.5 million active customers, offered over 1,200 brands and delivered over 300,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States. Our average order value was $297 in 2023, which is reflective of our focus on premium merchandise and our differentiation from mass market, low price or value-based retailers. Our business is specifically targeted towards next-generation consumers, predominantly female, and we believe this more specific targeting results in a better experience for our customer, leading to strong loyalty and increases in market share over time. We further believe our brand and positioning in the market has strong network effects among our community of customers, brands and influencers, because we are able to provide increasing value to each of those constituents as our scale increases.

Data-Driven Merchandising. Our data-driven merchandising approach allows us to offer a broad yet curated assortment of on-trend apparel, footwear, beauty, accessories and home products while managing fashion and inventory risk. We employ a “read and react” model that combines quantitative and qualitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has limited overlap with other retailers. Furthermore, by introducing new products almost daily in limited quantities, we create a sense of urgency for our customers. As a result, sales of products at full retail price represented approximately 79%, 85%, 87%, 77% and 79% of total net sales in 2023, 2022, 2021, 2020 and 2019, respectively.

Our Brands. Through the REVOLVE and FWRD brands, we have established a deep connection with a loyal community of youthful, aspirational consumers through our premium positioning, strong consumer affinity and reputation as a key resource for fashion discovery and inspiration. Our customers are highly engaged, frequently coming to us for our compelling content and styling and our distinct and ever evolving assortment of on-trend fashion. As our business grows, we believe the value of our brands is an increasing and significant point of differentiation with customers, influencers and brands.

Marketing Strategy. Our marketing approach is integrated across all parts of the customer funnel and allows us to efficiently increase brand awareness, promote customer acquisition, encourage retention and maximize customer lifetime value. We have a history of being a leader in innovative digital and community-driven marketing and we believe we have positioned ourselves as a preferred partner for influencers and traditional marketing providers. We continuously provide our customers with aspirational and engaging content and amplify our message in a highly efficient manner through our network of thousands of influencers, elevated and aspirational social events and content that connects with our customers’ current lifestyle. In 2023, we drove 49% of traffic for REVOLVE from free and low-cost sources, as measured by the number of visitors who landed on the REVOLVE website or mobile application directly, via email marketing links, or through paid branded search terms and organic search results. We tightly integrate our marketing messaging into the shopping experience through compelling product curation, editorial content and daily product stories, creating a consistent experience for our customers across all touchpoints and allowing us to further control our merchandise sell-through. We complement our social media and community-driven brand marketing with sophisticated performance marketing efforts, including paid search and product listing ads, affiliate marketing, paid social, retargeting, personalized email marketing and mobile “push” communications through our mobile applications.

Deep Connection with Our Loyal Customers. We understand our consumers, how they shop and where they seek fashion and lifestyle inspiration. We engage with consumers through social media, events, press and other digital channels, generating multiple touchpoints in an authentic way. We integrate our marketing content with our product curation, visual merchandising and editorial content. From day one, we have been focused on providing a best-in-class customer shopping experience spanning all consumer touchpoints from our website experience to our fulfillment speed and accuracy, including fast and free shipping, all the way through the return process. We encourage our customers to use the home as a dressing room with a no-hassle free shipping and returns policy, which we have offered since our launch in 2003, making us one of the pioneers of free returns. Our customers value this level of service and reward our efforts with their loyalty. Our strong net revenue retention rates and high average order values drive attractive customer lifetime value that enables us to invest in customer acquisition and long-term brand building activities.

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with brand and performance marketing. Unlike traditional private label offerings, our owned brands command pricing similar to premium third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 4.1 million followers on Instagram and TikTok as of December 31, 2023. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on the REVOLVE site. We bring new products to market by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our social media–driven marketing and events generates consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. Net sales of owned brands represented 20.0%, 22.4%, 20.1%, 26.7% and 36.1% of REVOLVE segment net sales for 2023, 2022, 2021, 2020 and 2019, respectively.

Proprietary, Scalable Technology Platform and Robust Data Net. Our proprietary, scalable technology, data analytics and artificial intelligence and machine learning-supported platform efficiently and seamlessly manages our merchandising, marketing, website experience, fulfillment, product development, sourcing, and pricing decisions. We have a proven history of leveraging our technology platform to flexibly expand capacity in a capital-efficient manner. We leverage a strategic asset of hundreds of millions of data points, drawing from 20 years of data across hundreds of thousands of styles, up to 60 unique attributes per style and millions of customer interactions. This data is leveraged throughout our operations to provide an optimized product offering, tailor our marketing efforts and continually enhance the experience on our sites. Our team of engineers, data scientists and business analysts continuously innovate to improve our platform and business processes to best serve our customers.

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

Continue to Increase Customer Loyalty and Wallet Share. We intend to deepen our existing customer relationships to improve our already strong revenue retention and increase our wallet share through enhancing our customer experience, engaging with consumers in ways that address more aspects of their daily life, and expanding our loyalty program, brand ambassador program and preferred customer program for high-value consumers.

Enhance and Broaden Our Offering. We intend to leverage our community and influencer network, owned brand capabilities and integrated, data-driven operating model to further expand our share of adjacent categories.

Grow International Sales. We intend to further localize and improve the shopping experience and merchandise selection for our international customers and leverage the global reach of our brand and our worldwide network of influencers to accelerate growth outside of the United States.

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

Our Merchandising, Assortment and Content

We leverage a single platform to sell merchandise primarily through two retail segments, REVOLVE and FWRD, which offer complementary assortments. REVOLVE offers constant newness and discovery through a broad assortment that consists primarily of premium apparel, footwear, beauty and accessories. FWRD offers a curated assortment of iconic designer and emerging luxury brands with a strong and differentiated point of view. We believe the combination of REVOLVE’s premium, trend-driven and ready-to-wear assortment and FWRD’s focus on luxury statement pieces, such as handbags and shoes, provide a powerful head-to-toe assortment for the many aspects of our customer’s life.

We offer a broad yet curated assortment of over 100,000 apparel and footwear styles, as well as accessories, beauty and home products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing our position as the destination for discovery.

We update our sites almost daily with a constant flow of fresh, high-quality, authentic content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

We optimize our assortment through the development of a portfolio of 25 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand. We bring new owned brand products to market by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, the United States, India and other countries. We have developed deep relationships with a number of our suppliers and make efforts to ensure that all suppliers share our commitment to quality and ethics, including requiring them to certify adherence to our Code of Conduct.

Our Marketing Approach

We leverage a variety of marketing and advertising programs to build our brands, drive traffic to our websites and mobile applications, acquire new customers and engage with our existing customers.

We are a leader in experiential and influencer marketing, using social media channels and cultural events designed to deliver authentic aspirational experiences featuring our premium merchandise to attract and retain customers. These efforts typically lead to higher earned media value relative to that of our competitors. We have a global network of thousands of influencers who regularly create branded REVOLVE and FWRD content. We believe we are a preferred partner for influencers, as their association with REVOLVE and FWRD enhances their personal brands through our exclusive events and premium product offering. Our network is constantly evolving as we assess the breadth of individual influencers’ social media followings, relevance, engagement and resonance with our target demographics. We enhance our influencer network with our brand ambassador program that leverages our proprietary technology to offer a broader range of perks and incentives for the ambassador and provides us with unique data insights.

We complement our social media efforts through a variety of brand marketing campaigns and in-person events. Our events are attended by top influencers who promote the REVOLVE and FWRD brands and the products we offer. Our online presence includes the collective following of over 11.6 million Instagram and TikTok followers across REVOLVE, FWRD and our individual owned brands as of December 31, 2023. We complement our powerful social media and influencer marketing with a robust digital performance marketing strategy. Our digital performance marketing efforts are focused on acquiring and retaining customers through a variety of channels, including paid search and product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications.

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
•
Machine Learning and Artificial Intelligence. We use machine learning and artificial intelligence to optimize our assortment and personalize the website experience through advanced search and product recommendations.
•
Merchandising. Our algorithms optimize pricing based on demand, automatically identify and re-order best sellers based on purchase trends and browsing feedback, and optimize the depth of available inventory to maximize margins and net sales at full price.
•
Marketing. Our algorithms analyze the billions of impressions generated by our influencer network and the number of click-throughs and conversion rates from our performance marketing efforts to cost-efficiently and effectively market to consumers. We use customer shopping and purchase behavior to personalize our email and retargeting efforts seamlessly across multiple customer touchpoints.

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
•
Fulfillment. The algorithms we use in our fulfillment centers enable us to efficiently position inventory, including strategically directing products returned by customers to the optimal fulfillment center location and giving customers the ability to pre-order merchandise items that are in the process of being returned to our fulfillment centers. These algorithms also determine the most efficient manner to fulfill each order, including optimizing the way in which inventory is picked and when orders are shipped, and combining orders to reduce shipping costs whenever possible. We continually invest in our fulfillment footprint, capacity and automation to provide our customers with best-in-class service.

Our proprietary technology infrastructure is highly scalable and has allowed us to efficiently grow with our customer demand, vendor base, brands and assortment. We supplement our technology team with a team of data scientists and analysts that support teams across the organization through reporting and analysis.

Our Customer Service, Fulfillment and Logistics

A key driver of our profitable growth and strong customer loyalty is our ability to provide an exceptional customer experience throughout the purchasing journey. Our ability to fulfill orders and process returns quickly and accurately is critically important to the customer experience. The vast majority of our customer service and fulfillment operations are managed directly by us allowing us to control the customer experience and provide a premium level of service to the customer. Additionally, in contrast to many eCommerce retailers that now offer many products for sale that are actually fulfilled by brands and other third parties, we directly fulfill all customer orders from our distribution centers, which ensures that we can maintain an exceptional customer experience.

Customers can engage with us in 12 languages and pay in over 50 currencies using one of 20 payment methods, including third-party alternatives that allow our customers to make installment payments. We also offer a loyalty program for our customers that leverages in-house technology, which incentivizes cross shopping on our sites and affords participating customers benefits such as early access to new styles, early access to items on sale and invitations to exclusive events. The FWRD preferred customer program enables our top-tier customers to receive a personalized, high-touch shopping experience including early access and curated product selection created by their dedicated stylists.

Our internally developed technology platform enables our customer service, fulfillment and logistics teams to provide a premium customer experience, driving customer satisfaction and loyalty.

Our customer service team, through interactions with our customers by phone, email, chat, SMS, or social media messaging, primarily addresses questions relating to orders, deliveries and returns, and also answers questions regarding fit, color, size and other style matters to ensure customer satisfaction.

Our fulfillment and logistics team oversees order fulfillment, ensuring that orders are efficiently and accurately processed, packed, shipped and delivered to customers. We continually invest in automation and our fulfillment center network to optimize fulfillment center workflow in an effort to maintain and improve our customer experience and gain cost efficiencies.

Our investments have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system creates a unique serial number for every individual item in our warehouse and enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas we offer free next-day shipping. Our efficient operations allow us to ship over 97% of orders on the same day if placed before 3 p.m. Eastern Time. We are also able to ship to and service customers in over 150 countries and territories and offer shipping within two to three business days for customers representing over 80% of our international sales.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Human Capital

As of December 31, 2023, we had 1,478 employees worldwide, most of whom are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives are focused on the retention, development and safety of our existing employees and the recruitment of new employees. We are focused on building a team and culture that is diverse, respectful, socially engaged, digital-first, high energy, results driven and collaborative. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits. Our talent acquisition efforts combined with retention of our employee base yielded positive results and allowed us to grow our headcount from just over 1,000 employees at the end of 2019 to over 1,470 employees at the end of 2023. We attribute this success to our strong brand and efficient recruitment process.

The following table sets forth the number of employees by team as of December 31, 2023:

Team	As of December 31, 2023
Fulfillment and logistics	737
Customer service	172
Owned brand design and development	140
Merchandising and planning	104
Creative photography, studio and editorial	96
Marketing	63
Technology and data science	58
Other	108
Total	1,478

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

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2023, we owned over 780 trademark registrations, over 160 trademark applications and over 70 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FWRD word marks and those marks associated with our unique individual owned brands. Our trademarks, including domain names, are material to our business and brand identity.

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

Information About Segment and Geographic Revenue

For information about segment and geographic revenue, see Note 12, Segment Information, to our consolidated financial statements included elsewhere in this report.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, public health crises, such as the COVID-19 pandemic, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values and home foreclosures, resumption of student loan payments, adverse developments affecting the financial services industry, labor strikes, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, other geopolitical tensions, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Our business requires us to manage a large volume of inventory effectively. We add new apparel, footwear, beauty, accessories and home products to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, is difficult to forecast and can change significantly between the time inventory is ordered and the date of sale, resulting in higher inventory levels that may adversely impact our operating results, or insufficient inventory that may adversely impact the conversion of demand for our merchandise. Demand may be affected by macroeconomic factors such as high inflation and low consumer confidence, events such as the COVID-19 pandemic and wars, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, and various other factors, such as political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. Various factors and events outside of our control impact our supply chain and may delay or prevent our manufacturing and may also increase the cost to manufacture or transport product that is sourced in China. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has been negatively impacted by events such as wars and geopolitical tensions, the COVID-19 pandemic, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We generally accept merchandise returns for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. Due to our liberal return policy and consumer behavior, we have experienced and may continue to experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may continue to experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, high interest rates, recession or fears of recession, housing costs, energy and fuel costs, the resumption of student loan repayments, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

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

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in our traditional product categories of apparel, footwear, beauty, accessories and home products, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

Over the course of 2023, we offered over 900 emerging and established brands through REVOLVE, including 25 owned brands, and over 400 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. In 2022, we launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property laws and tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges caused by a number of factors and events, such as the COVID-19 pandemic, wars and geopolitical tensions in Ukraine/Russia, Israel/Gaza and the Middle East, lockdowns in China, port closures, strikes and labor shortages, we have experienced or may in the future experience delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises, such as the COVID-19 pandemic, have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations have also negatively impacted our supply chain and our cost to source from China.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets, including as a consequence of wars and geopolitical tension in the Middle East, has in the past resulted, and may in the future result, in higher fuel prices, which many shipping companies pass on to their customers by increasing fuel surcharges. We have experienced such increased shipping costs, which may continue to increase in the future. We have not historically passed on such increased costs to our customers, which may adversely impact our operating results. If we were to pass such cost increases on to our customers in the future, it could adversely impact the demand for our products and we may therefore not be able to pass on such cost increases.

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, such as the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, geopolitical tensions, terrorism, trade embargoes, customs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods and restrict the flow of our goods between the United States and China. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged or lost during the delivery process, our customers could become dissatisfied and cease shopping on our sites, which would adversely affect our business and operating results.

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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States and in our international markets. In addition, we experience seasonal trends in our business and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period.

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
•
expand internationally; and
•
pursue strategic acquisitions and investments.

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

We operate three fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes and other business limitations and restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to public health crises such as the COVID-19 pandemic have in the past adversely impacted our ability to staff our Los Angeles fulfillment center. If government authorities impose new restrictions on businesses due to future public health crises or otherwise, including ones that would require closure of our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

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

Companies across many industries are facing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. Investors, customers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with that company to improve ESG disclosure or performance and may also make voting decisions on this basis. A growing number of our customers also want to shop more sustainable fashion. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted. The Social Impact section of our website and other ESG disclosure we make include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting and disclosure, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer acquisition and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions, and our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.

Our operating results could be adversely affected by natural disasters, public health crises, political crises, wars, social unrest or other catastrophic events.

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as the COVID-19 pandemic; political crises; terrorist attacks; wars and geopolitical tensions; worsening U.S.-China relations; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, or the operations of one or more of our third-party providers or vendors, and adversely affect our operating results.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has negatively impacted the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. We also depend on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

Risks Related to Regulation and Taxation

Any failure by us or our vendors to comply with trade and other regulations including importation, exportation, product safety, labeling, labor or other laws, or to provide safe conditions for our or their workers, may lead to investigations or actions by government regulators, damage our reputation and brands and harm our business.

The merchandise we sell to our customers is subject to regulation by the Federal Consumer Product Safety Commission, the FTC, the Food and Drug Administration, U.S. Fish and Wildlife Services and other federal, state, local and international regulatory authorities. As a result, our merchandise could become subject to recalls and other remedial actions. Product safety, labeling and licensing regulations, including consumer disclosure and warning regarding chemical exposure, may require us to remove selected merchandise from our inventory. Such recalls or removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results. In addition, our failure to comply with such regulations has in the past, and may in the future, subject us to investigations, enforcement actions and the imposition of significant penalties and claims, which could harm our results of operations or our ability to conduct business. Any audits and inspections by governmental agencies related to these matters could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of revenue.

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

In some cases, our merchandise is subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce and export regulations administered by the U.S. Fish and Wildlife Services, and our activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, which we collectively refer to as trade controls. As such, licenses and notices may be required to export, import or re-export our products to certain countries and end users and for certain end uses. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, beauty and accessories. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment, within which a large portion of the merchandise offered for sale is manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

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

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to regulation of data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which generally permits continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. The European Commission also has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. If adopted, the ePrivacy Regulation is expected to have a broad potential impact on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Further, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

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

We collect, transmit, store and otherwise process personal and financial information provided by our customers, such as names, email addresses, the details of transactions and credit card and other financial information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information.

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

Also, due to political uncertainty and military actions associated with geopolitical tensions, including Russia’s war against Ukraine, we and our vendors and service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors.

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

We currently use two redundant third-party data center hosting facilities in Los Angeles County, California. If the facilities where the computer and communications hardware are located fail, or if we suffer an interruption or degradation of services at our main facility, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquakes and similar events. For example, in September 2018, a distributed denial of service, or DDoS, attack caused our sites to be down for several hours, and we could be the subject of similar attacks in the future. In the event of a failure of our main facility, the failover to our back-up facility could take substantial time, during which time our sites could be completely shut down. Our back-up facility is designed to support transaction volume at a level slightly above our average daily sales, but is not adequate to support spikes in demand. The back-up facility may not process effectively during times of higher traffic to our sites and may process transactions more slowly and may not support all of our sites’ functionality.

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

Our eCommerce operations are important to our business. Our website serves as an effective extension of our marketing strategies by exposing potential new consumers to our brand, product offerings and enhanced content. Due to the importance of our website and eCommerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce eCommerce sales and damage our brand’s reputation. Additionally, the information technology networks and systems used in our business and operations, some of which are managed by third parties, may suffer cyberattacks and otherwise be subject to security breaches and incidents. Any such security breaches and incidents may result in, in addition to network and system disruptions, damage, and shutdowns, consequences such as loss or corruption of, or unauthorized access to or acquisition of, data stored or processed on those networks and systems. The risks described here are heightened due to the increase in remote working since 2020. See also “—If sensitive information, including such information about our customers, is disclosed or accessed without authorization, or if we or our third-party providers are subject to real or perceived cyberattacks or other security breaches or incidents, our customers may curtail use of our platform, we may be exposed to liability and our reputation would suffer.”

We must successfully maintain, scale and improve our information technology systems and personnel, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We must successfully maintain, scale and improve our information technology systems and personnel to support our current operations and future growth. As such, we will continue to invest in and implement significant modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our eCommerce channels, fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

The majority of our customer orders are placed from a mobile device. As existing mobile devices and other platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changed and alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers in the fashion retail market, which could materially and adversely affect our business.

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

We use artificial intelligence, or AI, and machine learning, or ML, in our business to, among other things, optimize our product assortment and personalize our website experience through advanced search and product recommendations. We may expand our use of AI and ML into other areas of our business including the design and development of owned brand merchandise and general administrative functions. Issues relating to our use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on ML and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.

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

We have in the past received, and may in the future receive, claims by various third-parties that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, in March 2023, we received a cease and desist letter alleging copyright infringement and related claims. During 2023, we accrued $7.3 million to general and administrative expenses for losses and legal fees incurred in connection with these claims. In November 2023, we entered into a final settlement agreement with the claimant and paid $7.3 million in settlement costs and legal fees related to this matter. As of the date of this report, we expect to receive approximately $2.6 million in insurance proceeds related to this matter. We record insurance proceeds related to legal matters within other income (expense), net in the period in which they are received.

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
•
imposition of fines or other remedial measures as a result of the underpayment of customs duties; and
•
other events or factors, including those resulting from war and geopolitical tensions, or incidents of terrorism, or responses to these events.

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

Our outstanding shares of Class A common stock, including shares issuable upon conversion of our outstanding Class B common stock, may be resold in the public market in the United States subject to registration under the Securities Act or under an exemption from registration, including Rule 144. The holders of all of our Class B common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of the shares of Class A common stock issuable upon conversion of their shares of Class B common stock, or to include such shares in registration statements that we may file. If we register the offer and sale of shares for the holders of registration rights, those shares can be freely sold in the public market upon issuance.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of December 31, 2023, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 46% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented policies and processes to evaluate and manage cybersecurity risks, incorporating them into our broader risk management framework. We regularly examine cybersecurity threats that could compromise our information systems’ security or data.

Every quarter, we evaluate our cybersecurity posture and reassess whether significant changes in our business could impact our digital infrastructure. These assessments aim to identify potential internal and external threats, estimate their probability and possible impact, and gauge the effectiveness of our current policies and processes in mitigating these threats.

Following these risk assessments, we evaluate whether and, if so, how to re-design, implement and maintain reasonable safeguards to minimize identified risks and reasonably address any identified gaps in existing safeguards. We also regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our chief architect, who reports to our co-chief executive officer, to manage the risk assessment and mitigation process.

We regularly check and improve our security measures and educate our employees about them with the help of our information technology team. Key personnel are made aware of our cybersecurity policies through trainings.

We engage third parties in connection with our risk assessment processes. We require all external service providers who may impact our cybersecurity risks to certify that they can set up and maintain proper security consistent with all applicable laws, manage security effectively for their work with us, and quickly inform us if they think their security has been breached.

We have never experienced a cybersecurity incident that was determined to be material, although, like many technology-dependent companies operating in the current environment, we have experienced cybersecurity incidents in the past.

For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition, please see the section titled “Risk Factors.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors monitors and assesses strategic risk exposure, and our executive officers manage the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole and through the audit committee.

Our chief architect, who has over 15 years of experience in software engineering, has served as our chief architect for seven years, works with our cybersecurity management committee to manage our cybersecurity policies and processes, including those described in the “Risk Management and Strategy” section above. They stay informed and manage how we identify, address, prevent and resolve cybersecurity issues and related matters. This is done through regular checks of our systems, tests to identify security weaknesses and maintaining our incident response plan.

Our chief architect and the cybersecurity management committee are responsible for our cybersecurity rules and methods, like those described in the “Risk Management and Strategy” section. They stay updated and track how we prevent, identify, lessen and address cybersecurity issues. This is done through regular checks of our systems, tests to find security weaknesses and having a plan ready to respond to any incidents.

In addition to regular meetings, the chief architect and co-chief executive officer regularly discuss active, emerging and potential cybersecurity risks. They keep each other informed about significant changes affecting cybersecurity, and they periodically update our board of directors or the audit committee about these changes as well as our cybersecurity risks, so that our board of directors can administer its oversight function as part of its broader oversight and risk management.

Item 2. PROPERTIES

The following table sets forth information with respect to our facilities, all of which are used by both our REVOLVE and FWRD segments:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate headquarters and fulfillment center	281,100	2028
Berks County, Pennsylvania	Fulfillment center	95,600	2027
La Palma, California (1)	Fulfillment center	75,000	2027
Los Angeles, California	Office space	42,200	2028
Cerritos, California	Office and studio space	37,000	2032
Los Angeles, California	Office and studio space	6,100	2027

(1)	Approximately 30,000 square feet is sublet to a third-party on a month-to-month basis.

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

Holders of Record

As of February 20, 2024, we had two registered holders of record of our Class A common stock and two registered holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	556,520	$13.89	556,520	$79,704,982
November 1, 2023 to November 30, 2023	560,166	$13.74	560,166	$72,006,959
December 1, 2023 to December 31, 2023	174,949	$14.77	174,949	$69,423,627
Total	1,291,635		1,291,635

(1)	Exclusive of broker fees and excise taxes.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period of June 7, 2019 through December 31, 2023, beginning with an investment at the $34.00 closing market price on June 7, 2019, the end of the first day our Class A common stock traded on the NYSE following our initial public offering at $18.00 per share, and thereafter based on the closing price of our Class A common stock on the NYSE, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on June 7, 2019 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph
$300
$250
$200
$150
$100
$50
$0
6/7/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Revolve Group, Inc.
S&P 500
S&P Retail Select Industry

(in dollars)	June 7, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Revolve Group, Inc.	$100.00	$54.00	$91.68	$164.82	$65.47	$48.76
S&P 500	$100.00	$113.67	$134.58	$173.21	$141.84	$179.13
S&P Retail Select Industry	$100.00	$113.11	$160.19	$229.03	$156.39	$190.07

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

For discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for year ended 2022, which was filed with the SEC on February 23, 2023.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 100,000 apparel and footwear styles, as well as beauty, accessories and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,200 emerging, established and owned brands. Through more than 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

We sell merchandise through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE, we offer an assortment of premium apparel, footwear, beauty, accessories and home products from emerging, established and owned brands. Through FWRD, we offer an assortment of curated and elevated iconic and emerging luxury brands. REVOLVE has historically been focused on the discovery of trend-driven, ready-to-wear styles, while FWRD has been more heavily weighted toward the statement pieces in our customers’ wardrobe, such as shoes and handbags. We believe that FWRD provides our customer with a unique destination for luxury products as our customers’ spending power increases and their desire for fashion and inspiration remains central to their self-expression.

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

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and more than 20 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our online sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

We use social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain next-generation consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic and inspiring content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities and our proprietary brand ambassador program. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, affiliate marketing, our brand ambassador program, paid social, retargeting, personalized email marketing and mobile “push” communications through our mobile applications.

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers, which allows us to ship over 97% of orders on the same day if placed before 3 p.m. Eastern Time. We continue to modify and expand our fulfillment network to support our growth and the demand for our products.

To date, we have successfully expanded internationally with limited investment and physical presence. Our ongoing initiative to elevate the international service levels and customer experience has been a key contributor to our growth, enabling us to offer express shipping and hassle-free returns at no cost (for international orders valued at $100 or more) in most of our major international regions. We also offer REVOLVE products on two large international marketplaces, Tmall Global in China and Nykaa Fashion in India, to expand our distribution reach in these key geographies. For 2023 and 2022, we generated $198.3 million and $187.1 million, respectively, in net sales shipped to customers internationally, or 18.6% and 17.0% of total net sales, respectively. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except average order value and percentages)
Gross margin	51.9%	53.8%	55.0%
Adjusted EBITDA	$43,409	$90,234	$114,585
Free cash flow	$39,144	$18,269	$60,118
Active customers	2,543	2,340	1,840
Total orders placed	8,701	8,304	6,636
Average order value	$297	$304	$271

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

A reconciliation of Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income	$28,147	$58,697	$99,840
Excluding:
Other (income) expense, net	(15,627)	(3,476)	563
Provision for income taxes	9,614	17,919	4,888
Depreciation and amortization	5,094	4,791	4,508
Equity-based compensation	5,839	5,862	4,786
Non-routine items (1)	10,342	6,441	—
Adjusted EBITDA	$43,409	$90,234	$114,585
(1)
Non-routine items in 2023 included $7.5 million in legal fees and charges for two separate settled legal matters and $2.8 million related to non-routine import and export fees. Non-routine items in 2022 included $6.3 million in legal fees and charges for a settled legal matter and $0.1 million in other non-routine items.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash (used in) provided by financing activities, for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$43,342	$23,436	$62,313
Purchases of property and equipment	(4,198)	(5,167)	(2,195)
Free cash flow	$39,144	$18,269	$60,118

Net cash used in investing activities	$(4,198)	$(5,167)	$(2,195)
Net cash (used in) provided by financing activities	$(30,377)	$887	$12,766

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

Active customers increased during 2023 as compared to 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed increased in 2023 as compared to 2022 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. In 2023, average order value for merchandise sold through the REVOLVE and FWRD segments was approximately $274 and $692, respectively, reflecting the brands sold and typical profile of the shoppers on such sites. We believe our high average order value demonstrates the premium nature of our product assortment. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order.

Average order value decreased slightly during 2023 as compared to 2022, primarily due to a lower percentage of full price sales year over year, partially offset by an increase in the price of products year over year as a result of the increase in the cost of goods and other input costs.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include inflation levels, employment rates, business conditions, changes in the housing market, changes in the stock market, adverse developments affecting the financial services industry, the availability of credit, resumption of student loan payments, U.S. government stimulus payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges, and wars and geopolitical tensions. In addition, during periods of low unemployment, we generally experience higher labor costs.

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

Customer Retention

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 52%, 50%, 49% and 49% for 2023, 2022, 2021 and 2020, respectively.

Existing customers typically place more orders annually than new customers and at higher average order values, resulting in existing customers representing approximately 79% of orders and approximately 80% of net sales in 2023, up from 77% of orders and 79% of net sales in 2022, and 57% of orders and 58% of net sales in 2014, again having increased in each year since 2014. We believe these increases are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our customer cohorts.

The following table presents the percentage of orders placed by and the net sales generated from existing customers.

	Year Ended December 31,
	2023	2022	2021
% of Orders placed by existing customers	79%	77%	76%
% of Net sales generated from existing customers	80%	79%	77%

The following chart illustrates the spending behavior of our customer cohorts over time, as reflected in customer purchases of our products annually. Cohort net sales retention rate is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. Cohort net sales retention rate was 77% in 2023 compared to 97% in 2022, 120% in 2021 and 74% in 2020. If we are unable to maintain our historically strong retention rates, our operating results could be adversely impacted.

The variability in our cohort net sales retention rates in 2020 to 2023 is a departure from our consistent retention rates in prior years, which we attribute primarily to external economic factors. In 2020, our cohort net sales retention rate was negatively impacted by COVID-19 headwinds before recovering very strongly in 2021 and, to a lesser extent, in 2022. We believe the 2023 cohort net sales retention rate reflects a normalization following the resurgence of consumer spending on fashion apparel in 2021 and 2022, coupled with a more challenging macroeconomic environment in 2023. Due to the variability in our retention rates in recent years, which was primarily driven by external economic factors, we believe the average of our cohort net sales retention rates from 2020 to 2023 is a relevant measure for benchmarking our performance in retaining customers. The average cohort net sales retention rate for 2020-2023 was 92%, which is higher than the 89% net sales retention rate reported in 2019.

2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Calendar Year
2013 Cohort and Prior
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort
2021 Cohort
2022 Cohort
2023 Cohort

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party (including iconic luxury brands) and owned brands. Our product mix consists primarily of apparel, footwear, beauty and accessories products.

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

The REVOLVE segment contributes to a majority of our net sales, representing 84.6% and 83.7% of our net sales for 2023 and 2022, respectively. During 2023 and 2022, REVOLVE generated $904.5 million and $921.7 million in net sales, respectively, representing a decrease of 1.9%. The net sales decrease in 2023 compared to 2022 was primarily due to a higher proportion of returned merchandise, partially offset by an increase in the number of orders placed.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 15.4% and 16.3% of our net sales for 2023 and 2022, respectively. During 2023 and 2022, FWRD generated $164.2 million and $179.7 million in net sales, respectively, representing a decrease of 8.6%. The net sales decrease in 2023 compared to 2022 was primarily due to a decrease in the number of orders shipped.

Net sales to customers outside of the United States contributed to 18.6% and 17.0% of our net sales for 2023 and 2022, respectively. During 2023 and 2022, net sales to customers outside of the United States were $198.3 million and $187.1 million, respectively, representing an increase of 6.0%.

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

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. Our operating income has also been affected by these historical trends because many of our expenses are relatively fixed in the short term. If our growth rates moderate over the long-term, the impact of these seasonality trends on our results of operations may become more pronounced. Our seasonality trends have also been impacted by macroeconomic conditions described in “—Overall Economic Trends” above.

The following table presents quarterly net sales expressed as a percentage of total net sales.

	Year Ended December 31,
	2023	2022	2021	2020	2019
First quarter	26%	26%	20%	25%	23%
Second quarter	26%	26%	26%	25%	27%
Third quarter	24%	24%	27%	26%	26%
Fourth quarter	24%	24%	27%	24%	24%
Total	100%	100%	100%	100%	100%

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can significantly impact, both positively and negatively, the level of demand by customers for our products. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, beauty, accessories and home products. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase and average order value.

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

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to fluctuate as a percentage of net sales reflecting input cost pressures, particularly freight charges and fuel surcharges, from elevated return rates due to consumer behavior, investments in international markets to offer hassle-free returns, partially offset by efficiencies realized from optimized shipping methods.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long-term, we expect general and administrative expenses to continue to increase in absolute dollars to support business growth with general and administrative expenses as a percentage of net sales declining over the long-term as we leverage our investments and as our business scales.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income on our money market funds, interest expense and other fees associated with our line of credit and foreign exchange (gains) losses. For 2023, other (income) expense, net also includes $5.1 million of insurance proceeds related to a settled legal matter.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net sales	$1,068,719	$1,101,416	$891,390
Cost of sales	514,520	509,093	401,567
Gross profit	554,199	592,323	489,823
Operating expenses:
Fulfillment expenses	36,654	31,804	21,322
Selling and distribution expenses	197,052	190,419	133,506
Marketing expenses	171,774	181,648	140,398
General and administrative expenses	126,585	115,312	89,306
Total operating expenses	532,065	519,183	384,532
Income from operations	22,134	73,140	105,291
Other (income) expense, net	(15,627)	(3,476)	563
Income before income taxes	37,761	76,616	104,728
Provision for income taxes	9,614	17,919	4,888
Net income	$28,147	$58,697	$99,840

	Year Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.1	46.2	45.0
Gross profit	51.9	53.8	55.0
Operating expenses:
Fulfillment expenses	3.4	2.9	2.4
Selling and distribution expenses	18.4	17.3	15.0
Marketing expenses	16.1	16.5	15.8
General and administrative expenses	11.9	10.5	10.0
Total operating expenses	49.8	47.2	43.2
Income from operations	2.1	6.6	11.8
Other (income) expense, net	(1.4)	(0.3)	0.1
Income before income taxes	3.5	6.9	11.7
Provision for income taxes	0.9	1.6	0.5
Net income	2.6%	5.3%	11.2%

Comparison of Years Ended 2023 and 2022

Net Sales

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Net sales	$1,068,719	$1,101,416	$(32,697)	(3.0%)

The decrease in net sales for 2023 compared to 2022 was primarily due to a higher proportion of returned purchases, partially offset by an increase in the number of orders placed by customers.

Net sales in the REVOLVE segment decreased 1.9% to $904.5 million in 2023 compared to net sales of $921.7 million in 2022. Net sales generated from our FWRD segment decreased 8.6% to $164.2 million in 2023 as compared to net sales of $179.7 million in 2022.

Cost of Sales

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of sales	$514,520	$509,093	$5,427	1.1%
Percentage of net sales	48.1%	46.2%

The increase in cost of sales in 2023, as compared to 2022, was primarily due to a higher mix of third-party brand sales, which generally carry higher cost of sales than that of owned brand goods, partially offset by a higher proportion of returned purchases. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales combined with a higher mix of third party brand sales.

Fulfillment Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Fulfillment expenses	$36,654	$31,804	$4,850	15.2%
Percentage of net sales	3.4%	2.9%

Fulfillment expenses in 2023 were higher as compared to 2022, primarily due to an increase in the number of units processed and increased rent cost for existing facilities. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher wages for fulfillment staff and the expansion of our fulfillment network footprint and capacity.

Selling and Distribution Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Selling and distribution expenses	$197,052	$190,419	$6,633	3.5%
Percentage of net sales	18.4%	17.3%

The increase in selling and distribution expenses in 2023, as compared to 2022, was primarily due to an increase in the number of orders shipped and returned. Shipping and handling costs increased $7.3 million and other selling expenses decreased $0.7 million during 2023 as compared to 2022. The increase in selling and distribution expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases, higher shipping rates and a lower average order value as compared to the comparative period in the prior year.

Marketing Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Marketing expenses	$171,774	$181,648	$(9,874)	(5.4%)
Percentage of net sales	16.1%	16.5%

The decrease in marketing expenses in 2023, as compared to 2022, was primarily due to reduced investment in performance marketing campaigns driven by efficiencies in marketing investments. As a result, we experienced a decrease of $12.3 million in performance marketing expense, partially offset by a $2.4 million increase in brand marketing expense.

General and Administrative Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative expenses	$126,585	$115,312	$11,273	9.8%
Percentage of net sales	11.9%	10.5%

The increase in general and administrative expenses in 2023, as compared to 2022, was primarily due to a $1.7 million increase in salaries and related benefits and equity-based compensation expense related to an increase in our headcount, a $1.7 million increase related to professional services and other occupancy costs, and a $7.9 million increase in other operating expenses. During 2023, we recorded $7.5 million in legal fees and charges for two separate settled legal matters and $2.8 million in non-routine import and export fees. During 2022, we recorded a $6.3 million accrual for a separate legal matter that has since been settled. The increase in general and administrative expenses as a percentage of net sales was primarily driven by the increase in general and administrative costs as well as a slight decline in net sales.

Income Taxes

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Income before income taxes	$37,761	$76,616
Provision for income taxes	9,614	17,919
Effective tax rate	25.5%	23.4%

The increase in the effective tax rate for 2023 compared to 2022 was primarily due to an increase in state income taxes and non-deductible expenses combined with a decrease in excess tax benefits related to the exercise of non-qualified stock options, partially offset by a higher proportion of foreign-derived intangible income.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$245,449	$234,724
Accounts receivable, net	12,405	5,421
Working capital	338,969	337,131

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of December 31, 2023, the majority of our cash and cash equivalents was held for working capital purposes.

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

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of December 31, 2023 and 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2023 and 2022.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth.

In addition, in August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. For more information about repurchases made under our stock repurchase program, see “Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer’s Repurchases of Equity Securities.”

Historical Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$43,342	$23,436	$62,313
Net cash used in investing activities	(4,198)	(5,167)	(2,195)
Net cash (used in) provided by financing activities	(30,377)	887	12,766

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

We generated $43.3 million of operating cash flow in 2023 compared to $23.4 million in 2022. The increase in our operating cash flow was primarily due to a $55.6 million net increase due to reduced investments in inventory, partially offset by a $28.7 million decrease in net income adjusted for non-cash items and a $7.0 million decrease from changes in other working capital.

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

Net cash used in investing activities was $4.2 million and $5.2 million in 2023 and 2022, respectively.

Net Cash (Used in) Provided by Financing Activities

Our financing activities primarily consist of proceeds from the exercise of stock options, borrowings and repayments related to the existing line of credit, when applicable and repurchases of our Class A common stock.

Net cash used in financing activities was $30.4 million in 2023 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program. Net cash provided by financing activities was $0.9 million in 2022 and was attributable to cash proceeds from the exercise of stock options.

Contractual Obligations

As of December 31, 2023, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases, to our consolidated financial statements included elsewhere in this report.

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

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 60 days of the original purchase date and merchandise may be exchanged up to 90 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. Our returns reserve as of December 31, 2023 and 2022 was $63.8 million and $63.4 million, respectively, and the provisions recorded for returns were $1,505.9 million and $1,410.5 million, during 2023 and 2022, respectively. Actual levels of returns may vary from our estimates as of period ends and would be recorded in future periods.

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

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $2.6 million and $1.7 million for 2023 and 2022, respectively.

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

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the specific identification method. Cost of inventory includes import duties and other taxes and transport and handling costs. We make inventory valuation adjustments where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sales return reserve

As discussed in Note 2 to the consolidated financial statements, the Company has recorded a sales return reserve as of December 31, 2023 of $63.8 million. The Company establishes a reserve for merchandise returns, based on historical experience, merchandise mix, and expected future returns, which is recorded as a reduction of sales.

We identified the evaluation of the sales return reserve as a critical audit matter. There was auditor judgment required to evaluate the impact of recent sales return experience that could impact the rate of historical experience used to estimate the sales return reserve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s lookback analysis over the sales return reserve based on actual returns received subsequent to period end. We evaluated expected future returns by assessing the timing of the number of days between actual sales dates and actual return dates for the year ended December 31, 2023. In addition, we analyzed actual returns received by the Company after December 31, 2023 to evaluate management’s estimate as of December 31, 2023. We assessed the Company’s ability to estimate by comparing the historically recorded sales return reserve to actual subsequent period returns.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California
February 27, 2024

Report of Registered Independent Public Accounting Firm

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Revolve Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 27, 2024

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$245,449	$234,724
Accounts receivable, net	12,405	5,421
Inventory	203,587	215,224
Income taxes receivable	1,625	2,974
Prepaid expenses and other current assets	65,523	59,874
Total current assets	528,589	518,217
Property and equipment (net of accumulated depreciation of $17,994 and $13,081 as of December 31, 2023 and December 31, 2022, respectively)	7,763	8,934
Right-of-use lease assets	36,440	22,964
Intangible assets, net	1,875	1,600
Goodwill	2,042	2,042
Other assets	2,172	807
Deferred income taxes, net	30,005	24,754
Total assets	$608,886	$579,318
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,821	$50,789
Income taxes payable	—	229
Accrued expenses	40,714	38,266
Returns reserve	63,780	63,381
Current lease liabilities	6,863	5,844
Other current liabilities	30,442	22,577
Total current liabilities	189,620	181,086
Non-current lease liabilities	34,126	18,659
Total liabilities	223,746	199,745
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 38,693,589 and 40,766,510 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	39	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 32,597,119 and 32,597,119 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	33	33
Additional paid-in capital	116,713	110,338
Retained earnings	268,355	269,161
Total stockholders’ equity	385,140	379,573
Total liabilities and stockholders’ equity	$608,886	$579,318

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$1,068,719	$1,101,416	$891,390
Cost of sales	514,520	509,093	401,567
Gross profit	554,199	592,323	489,823
Operating expenses:
Fulfillment	36,654	31,804	21,322
Selling and distribution	197,052	190,419	133,506
Marketing	171,774	181,648	140,398
General and administrative	126,585	115,312	89,306
Total operating expenses	532,065	519,183	384,532
Income from operations	22,134	73,140	105,291
Other (income) expense, net	(15,627)	(3,476)	563
Income before income taxes	37,761	76,616	104,728
Provision for income taxes	9,614	17,919	4,888
Net income	$28,147	$58,697	$99,840
Earnings per share of Class A and Class B common stock:
Basic	$0.39	$0.80	$1.38
Diluted	$0.38	$0.79	$1.34
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	72,961	73,314	72,513
Diluted	73,583	74,520	74,547

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$28,147	$58,697	$99,840
Other comprehensive income (loss):
Cumulative translation adjustment	1,958	(2,887)	(442)
Total other comprehensive income (loss)	1,958	(2,887)	(442)
Total comprehensive income	$30,105	$55,810	$99,398

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	71,396,706	$71	$86,040	$113,953	$200,064
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	1,836,615	2	12,764	—	12,766
Equity-based compensation	—	—	4,786	—	4,786
Cumulative translation adjustment	—	—	—	(442)	(442)
Net income	—	—	—	99,840	99,840
Balance as of December 31, 2021	73,233,321	73	103,590	213,351	317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	130,308	1	886	—	887
Equity-based compensation	—	—	5,862	—	5,862
Cumulative translation adjustment	—	—	—	(2,887)	(2,887)
Net income	—	—	—	58,697	58,697
Balance as of December 31, 2022	73,363,629	$74	$110,338	$269,161	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	125,933	—	536	—	536
Repurchases of Class A common stock	(2,198,854)	(2)	—	(30,911)	(30,913)
Equity-based compensation	—	—	5,839	—	5,839
Cumulative translation adjustment	—	—	—	1,958	1,958
Net income	—	—	—	28,147	28,147
Balance as of December 31, 2023	71,290,708	$72	$116,713	$268,355	$385,140

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$28,147	$58,697	$99,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,094	4,791	4,508
Equity-based compensation	5,839	5,862	4,786
Deferred income taxes, net	(5,251)	(5,695)	(5,245)
Changes in operating assets and liabilities:
Accounts receivable	(6,984)	(782)	(18)
Inventories	11,637	(43,965)	(75,987)
Income taxes receivable	1,349	401	7,314
Prepaid expenses and other current assets	(5,649)	(17,760)	(22,221)
Other assets	(1,365)	1,939	(2,246)
Accounts payable	(2,968)	(3,556)	15,008
Income taxes payable	(229)	229	(195)
Accrued expenses	2,448	4,367	9,166
Returns reserve	399	14,085	23,694
Right-of-use lease assets and current and non-current lease liabilities	3,010	1,162	(448)
Other current liabilities	7,865	3,661	4,357
Net cash provided by operating activities	43,342	23,436	62,313
Investing activities:
Purchases of property and equipment	(4,198)	(5,167)	(2,195)
Net cash used in investing activities	(4,198)	(5,167)	(2,195)
Financing activities:
Proceeds from the exercise of stock options, net	536	887	12,766
Repurchases of Class A common stock	(30,913)	—	—
Net cash (used in) provided by financing activities	(30,377)	887	12,766
Effect of exchange rate changes on cash and cash equivalents	1,958	(2,887)	(442)
Net increase in cash and cash equivalents	10,725	16,269	72,442
Cash and cash equivalents, beginning of year	234,724	218,455	146,013
Cash and cash equivalents, end of year	$245,449	$234,724	$218,455
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$12,995	$23,031	$3,014
Operating leases	$7,012	$5,858	$5,321
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$20,452	$21,938	$1,440

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

The following table presents a rollforward of our sales return reserve for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$63,381	$49,296	$25,602
Returns	(1,505,490)	(1,396,396)	(870,445)
Provisions	1,505,889	1,410,481	894,139
Ending balance	$63,780	$63,381	$49,296

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $2.6 million, $1.7 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

See Note 12, Segment Information, for disaggregation of revenue by reportable segment, geographic area and product category.

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

Selling and Distribution

Selling and distribution expenses consist of shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, customer service costs, merchant processing fees, shipping supplies and other selling expenses. The amount of shipping and handling costs included in selling and distribution is $128.1 million, $120.8 million, and $84.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowance for doubtful accounts was insignificant at both December 31, 2023 and 2022. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position. Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using the specific identification method. Cost of inventory includes import duties and other taxes and transport and handling costs. We make inventory valuation adjustments when it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of expected merchandise returns net of related costs, advanced payments on inventory to be delivered from vendors, prepaid packaging, and prepaid insurance.

Equity Investments

We hold an equity investment in a privately held company without readily determinable fair value. This investment is measured at cost, less impairment and included in other assets in the accompanying consolidated balance sheets. Changes in fair value resulting from observable transactions for identical or similar investments of the same issuer are recorded in other income (expense), net.

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

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2023, 2022 and 2021.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2023 and 2022, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

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

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2023, 2022 and 2021.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents as of December 31, 2023 and 2022 were $212.0 million and $165.9 million, respectively.

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

Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 is effective for us for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and related disclosures.

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2023 and 2022, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2023, 2022 and 2021.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2023 and 2022, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2023	2022
Customer relationships	3 – 6 years	$381	$381
Trademarks (1)	4 – 10 years	4,218	3,763
Total intangible assets		4,599	4,144
Less accumulated amortization		(2,724)	(2,544)
Total intangible assets, net		$1,875	$1,600
(1)
Includes $1.2 million and $1.0 million of intangible assets not subject to amortization as of December 31, 2023 and 2022, respectively.

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.1 million for each of the years ended December 31, 2023, 2022 and 2021. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2024	$188
2025	179
2026	163
2027	144
2028	133
Thereafter	242
Total amortization expense	$1,049

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2023	2022
Office and warehouse equipment and fixtures	$12,831	$12,169
Computer equipment and capitalized software	9,856	7,379
Leasehold improvements	2,683	2,081
Other	387	386
Total property and equipment	25,757	22,015
Less accumulated depreciation and amortization	(17,994)	(13,081)
Total property and equipment, net	$7,763	$8,934

Total depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $5.0 million, $4.7 million, and $4.4 million, respectively. For the years ended December 31, 2023, 2022 and 2021, $2.7 million, $2.6 million, and $2.4 million, respectively, was recorded in general and administrative expense and $2.3 million, $2.1 million, and $2.0 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statements of income.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease expense	$8,991	$6,138	$4,528
Short-term lease expense	105	119	183
Variable lease expense	876	465	247
Total	$9,972	$6,722	$4,958

The following table presents future minimum lease payments and the impact of discounting as of December 31, 2023.

December 31, 2023
(in thousands)
2024	$9,940
2025	10,797
2026	11,154
2027	9,559
2028	6,521
Thereafter	1,955
Total minimum lease payments	49,926
Less imputed interest	(8,937)
Present value of lease liabilities	$40,989

The weighted-average remaining term for our leases as of December 31, 2023 and 2022 was 4.9 years and 5.1 years, respectively. The weighted-average discount rate for our leases as of December 31, 2023 and 2022 was 8.5% and 5.0%, respectively.

Note 6. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of December 31, 2023 and 2022.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of

$5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2023 and 2022.

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

Legal Proceedings

In March 2022, we received a cease and desist letter alleging copyright infringement and related claims. During 2022, we accrued $6.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims and during the three months ended March 31, 2023, we accrued an additional $0.3 million for estimated legal fees. In February, 2023, we entered into a final settlement agreement with the claimant and paid approximately $1.5 million in settlement costs and legal fees related to this matter, net of insurance proceeds. The related insurance proceeds of $5.1 million were recorded within other income, net in the accompanying statements of income.

In March 2023, we received a separate cease-and-desist letter alleging copyright infringement and related claims. During 2023, we accrued $7.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims. In November 2023, we entered into a final settlement agreement with the claimant and paid $7.3 million in settlement costs and legal fees related to this matter. As of the date of this report, we expect to receive approximately $2.6 million in insurance proceeds related to this matter. We record insurance proceeds related to legal matters within other income (expense), net in the period in which they are received.

In February 2024, the U.S. Fish and Wildlife Service served us with a notice of violation and proposed civil penalty, alleging that we have violated certain administrative requirements under the Endangered Species Act and the Lacey Act in connection with our export and import of certain items of merchandise. During the fourth quarter of 2023, we accrued $2.8 million to general and administrative expenses for estimated losses and legal fees related to this matter, which remains pending as of the date of this report. While we believe the amount accrued is adequate based on the information available to us as of the date of this report, the ultimate loss and associated legal expenses may differ from the amount accrued.

Leases

We have obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases.

Note 8. Income Taxes

The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$31,942	$66,966	$94,770
Foreign	5,819	9,650	9,958
	$37,761	$76,616	$104,728

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2023
	Current	Deferred	Total
U.S. federal	$8,758	$(2,853)	$5,905
State and local	4,740	(2,398)	2,342
Foreign	1,367	—	1,367
	$14,865	$(5,251)	$9,614

	December 31, 2022
	Current	Deferred	Total
U.S. federal	$16,480	$(4,249)	$12,231
State and local	5,300	(1,446)	3,854
Foreign	1,834	—	1,834
	$23,614	$(5,695)	$17,919

	December 31, 2021
	Current	Deferred	Total
U.S. federal	$6,233	$(4,696)	$1,537
State and local	2,008	(549)	1,459
Foreign	1,892	—	1,892
	$10,133	$(5,245)	$4,888

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities, reserves and other	$16,689	$16,050
UNICAP	6,081	5,219
Tax basis goodwill	1,024	1,240
Investment in FWRD	4,032	3,555
Equity-based compensation	3,638	2,665
Deferred revenue	4,077	2,086
Research and development expenses	1,332	781
Lease liabilities	11,511	6,606
Net operating loss	24	28
Gross deferred tax assets	48,408	38,230
Valuation allowance	(23)	(27)
Deferred tax assets, net of valuation allowance	48,385	38,203
Deferred tax liabilities:
Accrued expenses and reserves	(6,255)	(5,424)
State taxes	(1,322)	(570)
Depreciation	(569)	(1,264)
Right-of-use lease assets	(10,234)	(6,191)
Total gross deferred liabilities	(18,380)	(13,449)
Net deferred tax assets	$30,005	$24,754

As of December 31, 2023, and 2022, gross federal and state operating loss carryforwards were insignificant.

In accordance with ASC 740-30-25-17, we intend that the undistributed net earnings from continuing operations as well as the future net earnings of the foreign subsidiaries to be permanently reinvested in our operations outside of the U.S.

Our effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	December 31,
	2023	2022	2021
Computed “expected” tax expense	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	5.0	4.0	1.1
Foreign-derived intangible income	(1.4)	(1.1)	(0.4)
Permanent items	0.7	0.2	0.1
Equity-based compensation	(0.3)	(0.7)	(16.8)
Other	0.5	—	(0.3)
	25.5%	23.4%	4.7%

For the years ended December 31, 2023, 2022 and 2021, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements. We do not anticipate there will be a material change in our recognition of uncertain tax positions in the next 12 months.

The tax years ended December 31, 2020 through 2023 remain subject to possible examination by the Internal Revenue Service and the tax years ended December 31, 2019 through 2023 remain subject to possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

Note 9. Equity-based Compensation

In 2013, Twist Holdings, LLC, or Twist, and Advance Holdings, LLC, or Advance, which subsequently became part of Revolve Group, Inc., adopted equity incentive plans that we refer to collectively as the 2013 Plan, pursuant to which the board of managers could grant options to purchase Class A units to officers and employees. Options could be granted with an exercise price equal to or greater than the unit’s fair value at the date of grant. All issued awards have 10 year terms and generally vest and become fully exercisable annually over five years of service from the date of grant. Awards will become fully vested upon the sale of the company. The then-outstanding options to purchase Class A units were converted into options to purchase shares of our Class B common stock in connection with our corporate conversion in June 2019.

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. As of December 31, 2023, approximately 9.1 million common shares remain available for future issuance under the 2019 Plan. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2024.

The grant-date fair value of RSUs is measured on the grant date based on the closing fair market value of our Class A common stock. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs such as expected term, fair value per unit of our Class A shares, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. We utilized the simplified method for calculating expected term using the average of the vesting period and the contractual life of the option. The dividend yield is 0%, as we have not paid, nor do we expect to pay, dividends. The risk-free interest rate is based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. Expected volatility is estimated based on the average historical volatility of the Company’s stock. The fair value of options granted is based on observable market prices. For awards with service and performance conditions, we recognize the compensation expense if and when we conclude that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date.

The weighted average assumptions for the grants in the years ended December 31, 2023, 2022 and 2021 are provided in the following table:

	December 31,
	2023	2022	2021
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	46.2%	47.3%	41.1%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	4.3%	2.4%	1.2%

Option activity under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2023	2,596,718	$17.60	7.0	$23,408
Granted	2,841,203	13.92	9.6
Exercised	(103,107)	7.29	—
Forfeited	(77,415)	26.79	—
Expired	(27,959)	27.90	—
Balance at December 31, 2023	5,229,440	15.62	8.0	18,882
Exercisable at December 31, 2023	1,379,783	14.03	5.4	6,824
Vested and expected to vest	3,828,378	16.55	7.4	13,951

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2023	28,374	$37.26	0.4	$632
Granted (1)	134,206	25.48	0.2	—
Vested	(31,975)	32.47
Forfeited (2)	(97,469)	28.51
Unvested at December 31, 2023	33,136	19.91	0.4	549
(1)
Includes an adjustment of 5,100 shares underlying performance-based RSU awards made during the year ended December 31, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (93,573) shares underlying performance-based RSU awards made during the year ended December 31, 2023. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 2,841,203 options and 129,106 RSUs granted during 2023. The weighted average grant-date fair value of options and RSUs granted during 2023 was $7.24 per share and $25.48 per share, respectively.

As of December 31, 2023, there was $17.5 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.4 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of December 31, 2023, we had $2.1 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.3 years. As of December 31, 2023, we had unrecognized stock-based compensation expense of $9.5 million for the operational milestones that were considered not probable of achievement. During 2023, we recorded stock-based compensation expense of $0.3 million related to the 2023 Performance Option Awards.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $5.8 million, $5.9 million, and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. An excess income tax benefit of $0.1 million, $0.5 million and $17.6 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income	$15,572	$12,575	$32,531	$26,166	$51,426	$48,414
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	12,575	—	26,166	—	48,414	—
Reallocation of undistributed earnings to Class B shares	—	132	—	526	—	1,403
Net income attributable to common stockholders - diluted	$28,147	$12,707	$58,697	$26,692	$99,840	$49,817
Denominator
Weighted average shares used to compute earnings per share — basic	40,364	32,597	40,632	32,682	37,350	35,163
Conversion of Class B to Class A common shares outstanding	32,597	—	32,682	—	35,163	—
Effect of dilutive stock options and RSUs	622	622	1,206	1,206	2,034	2,034
Weighted average number of shares used to compute earnings per share — diluted	73,583	33,219	74,520	33,888	74,547	37,197
Earnings per share:
Basic	$0.39	$0.39	$0.80	$0.80	$1.38	$1.38
Diluted	$0.38	$0.38	$0.79	$0.79	$1.34	$1.34

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase Class A and Class B common stock, and RSUs	1,365	534	456

Note 11. Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the share repurchase program will be retired. During 2023, we repurchased and retired 2,198,854 shares of Class A common stock for a total cost of $30.6 million, exclusive of broker fees and excise tax, at an average price of $13.91 per share. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

Note 12. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, beauty and home products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the years ended December 31, 2023, 2022 and 2021, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales
REVOLVE	$904,525	$921,676	$745,127
FWRD	164,194	179,740	146,263
Total	$1,068,719	$1,101,416	$891,390

Gross profit
REVOLVE	$491,817	$514,585	$420,151
FWRD	62,382	77,738	69,672
Total	$554,199	$592,323	$489,823

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2023, 2022 and 2021. The following table lists net sales by geographic area (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$870,405	$914,364	$726,292
Rest of the world (1)	198,314	187,052	165,098
Total net sales	$1,068,719	$1,101,416	$891,390
(1)
No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net Sales
Fashion Apparel	$469,718	$508,282	$467,257
Dresses	315,237	332,358	223,203
Handbags, Shoes and Accessories	235,085	220,551	164,565
Beauty	41,612	32,618	30,049
Other (1)	7,067	7,607	6,316
Total net sales	$1,068,719	$1,101,416	$891,390

As a percentage of net sales
Fashion Apparel	44%	46%	52%
Dresses	29%	30%	25%
Handbags, Shoes and Accessories	22%	20%	19%
Beauty	4%	3%	3%
Other (1)	1%	1%	1%
Total net sales	100%	100%	100%
(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 13. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Expected merchandise returns, net	$26,127	$25,274
Advanced payments on inventory to be delivered from vendors	10,306	10,827
Other	29,090	23,773
Total prepaid expenses and other current assets	$65,523	$59,874

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Marketing	$14,113	$12,049
Salaries and related benefits	6,683	7,190
Legal matters	5	6,250
Sales taxes	5,332	3,934
Selling and distribution	3,927	3,550
Other	10,654	5,293
Total accrued expenses	$40,714	$38,266

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Store credit	$13,389	$11,968
Loyalty Club liability	5,530	4,405
Gift cards	4,489	3,955
Other	7,034	2,249
Total other current liabilities	$30,442	$22,577

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 11, 2023, MMMK Development, Inc., or MMMK Development, an entity controlled by our co-chief executive officers, Mike Karanikolas and Michael Mente, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,813,100 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 29, 2024, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders, or the Proxy Statement.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

(c) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this report or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Amended and Restated Bylaws of Revolve Group, Inc.	8-K	001-38927	3.1	October 27, 2022

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 23, 2023

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	March 26, 2021

10.12+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.15	LIBOR Transition Amendment, dated as of May 11, 2023, to Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	10-Q	001-38927	10.1	August 2, 2023

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Dated: February 27, 2024

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

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 27, 2024
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 27, 2024
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 27, 2024
Jesse Timmermans	(Principal Financial and Accounting Officer)

/s/ Melanie Cox	Director	February 27, 2024
Melanie Cox

/s/ Jennifer Baxter Moser	Director	February 27, 2024
Jennifer Baxter Moser

/s/ Oana Ruxandra	Director	February 27, 2024
Oana Ruxandra
/s/ Marc Stolzman	Director	February 27, 2024
Marc Stolzman