Form 10-Q
period 2024-03-31
Revolve Group, Inc.
filed 2024-05-07
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, 38,220,393 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$273,416	$245,449
Accounts receivable, net	14,929	12,405
Inventory	201,839	203,587
Income taxes receivable	—	1,625
Prepaid expenses and other current assets	78,555	65,523
Total current assets	568,739	528,589
Property and equipment (net of accumulated depreciation of $19,306 and $17,994 as of March 31, 2024 and December 31, 2023, respectively)	8,151	7,763
Right-of-use lease assets	36,819	36,440
Intangible assets, net	1,879	1,875
Goodwill	2,042	2,042
Other assets	2,398	2,172
Deferred income taxes	30,005	30,005
Total assets	$650,033	$608,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,000	$47,821
Income taxes payable	1,248	—
Accrued expenses	48,479	40,714
Returns reserve	84,396	63,780
Current lease liabilities	7,417	6,863
Other current liabilities	28,787	30,442
Total current liabilities	226,327	189,620
Non-current lease liabilities	33,823	34,126
Total liabilities	260,150	223,746
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 38,219,753 and 38,693,589 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	38	39
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 32,597,119 and 32,597,119 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	33	33
Additional paid-in capital	119,127	116,713
Retained earnings	270,685	268,355
Total stockholders’ equity	389,883	385,140
Total liabilities and stockholders’ equity	$650,033	$608,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$270,581	$279,609
Cost of sales	129,079	140,389
Gross profit	141,502	139,220
Operating expenses:
Fulfillment	9,393	9,071
Selling and distribution	48,438	51,458
Marketing	41,379	38,343
General and administrative	32,964	28,092
Total operating expenses	132,174	126,964
Income from operations	9,328	12,256
Other income, net	(5,321)	(6,585)
Income before income taxes	14,649	18,841
Provision for income taxes	3,776	4,669
Net income	$10,873	$14,172
Earnings per share of Class A and Class B common stock:
Basic	$0.15	$0.19
Diluted	$0.15	$0.19
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	70,919	73,370
Diluted	71,523	74,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$10,873	$14,172
Other comprehensive (loss) income:
Cumulative translation adjustment	(425)	755
Total other comprehensive (loss) income	(425)	755
Total comprehensive income	$10,448	$14,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$10,873	$14,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,343	1,218
Equity-based compensation	2,559	1,278
Changes in operating assets and liabilities:
Accounts receivable	(2,524)	(2,659)
Inventories	1,748	25,072
Income taxes receivable	1,625	1,996
Prepaid expenses and other current assets	(13,032)	(4,925)
Other assets	(226)	(442)
Accounts payable	8,179	(1,690)
Income taxes payable	1,248	2,368
Accrued expenses	7,765	(2,747)
Returns reserve	20,616	10,544
Right-of-use lease assets and current and non-current lease liabilities	(128)	534
Other current liabilities	(1,655)	4,110
Net cash provided by operating activities	38,391	48,829
Investing activities:
Purchases of property and equipment	(1,735)	(1,148)
Net cash used in investing activities	(1,735)	(1,148)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(145)	161
Repurchases of Class A common stock	(8,119)	—
Net cash (used in) provided by financing activities	(8,264)	161
Effect of exchange rate changes on cash and cash equivalents	(425)	755
Net increase in cash and cash equivalents	27,967	48,597
Cash and cash equivalents, beginning of period	245,449	234,724
Cash and cash equivalents, end of period	$273,416	$283,321
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$1,599	$255
Operating leases	$2,254	$1,795
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$1,994	$20,452

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

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles, or GAAP, in the United States can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 27, 2024.

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

In accordance with our policy on returns and exchanges, effective May 1, 2024, merchandise returns are accepted for full refund if returned within 30 days of the original purchase date and merchandise may be exchanged up to 60 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned.

The following table presents a roll-forward of our sales return reserve for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$63,780	$63,381
Returns	(374,513)	(368,175)
Provisions	395,129	378,719
Ending balance	$84,396	$73,925

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.8 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of March 31, 2024 and December 31, 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2024 and December 31, 2023.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2024. As of March 31, 2024, approximately 9.0 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the three months ended March 31, 2024 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2024	5,229,440	$15.62	8.0	$18,882
Granted	67,615	17.82	9.9
Exercised	(30,619)	6.33	—
Forfeited	(12,663)	27.56	—
Expired	(4,901)	15.41	—
Balance at March 31, 2024	5,248,872	15.67	7.9	39,893
Exercisable at March 31, 2024	1,552,398	15.21	5.5	13,758
Vested and expected to vest	3,672,616	16.79	7.2	27,109

RSU award activity for the three months ended March 31, 2024 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2024	33,136	$19.91	0.4	$549
Granted (1)	32,092	22.70	0.0	—
Released	(40,494)	24.61	—
Forfeited (2)	(437)	26.82	—
Unvested at March 31, 2024	24,297	15.64	0.2	514
(1)
Includes an adjustment of 6,847 shares underlying performance-based RSU awards made during the three months ended March 31, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (437) shares underlying performance-based RSU awards made during the three months ended March 31, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 67,615 options and 25,245 RSUs granted during the three months ended March 31, 2024. The weighted average grant-date fair value of options granted during the three months ended March 31, 2024 was $9.72. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2024 was $21.59 per share.

As of March 31, 2024, there was $15.7 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.4 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of March 31, 2024, we had $1.0 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.8 years. As of March 31, 2024, we had unrecognized stock-based compensation expense of $10.7 million for the operational milestones that were considered not probable of achievement. During the three months ended March 31, 2024, we recorded stock-based compensation expense of $(0.1) million related to the 2023 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.6 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. There was an excess income tax benefit of $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended March 31, 2024. The amount of excess tax benefit for the three months ended March 31, 2023 was insignificant.

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

In March 2023, we received a separate cease-and-desist letter alleging copyright infringement and related claims. During 2023, we accrued $7.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims. In November 2023, we entered into a final settlement agreement with the claimant and paid $7.3 million in settlement costs and legal fees related to this matter. During the three months ended March 31, 2024, we received $2.8 million in insurance proceeds related to this matter. We record insurance proceeds related to legal matters within other income, net in the period in which they are received.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Income before income taxes	$14,649	$18,841
Provision for income taxes	3,776	4,669
Effective tax rate	25.8%	24.8%

The increase in the effective tax rate for the three ended March 31, 2023, as compared to the same period in 2023, was primarily due to an increase in state income taxes.

In October 2021, the Organization for Economic Co-operation and Development issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will apply to our worldwide operations. However, given that we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two model rules in the jurisdictions in which we operate.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,290,708	$72	$116,713	$268,355	$385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	56,171	—	(145)	—	(145)
Repurchases of Class A common stock	(530,007)	(1)	—	(8,118)	(8,119)
Equity-based compensation	—	—	2,559	—	2,559
Cumulative translation adjustment	—	—	—	(425)	(425)
Net income	—	—	—	10,873	10,873
Ending balance	70,816,872	$71	$119,127	$270,685	$389,883

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,363,629	$74	$110,338	$269,161	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	36,144	—	161	—	161
Equity-based compensation	—	—	1,278	—	1,278
Cumulative translation adjustment	—	—	—	755	755
Net income	—	—	—	14,172	14,172
Ending balance	73,399,773	$74	$111,777	$284,088	$395,939

Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the share repurchase program will be retired. During the three months ended March 31, 2024, we repurchased and retired 530,007 shares of Class A common stock for a total cost of $8.0 million, exclusive of broker fees and excise taxes, at an average price of $15.17 per share. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$5,875	$4,998	$7,876	$6,296
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	4,998	—	6,296	—
Reallocation of undistributed earnings to Class B common stock	—	50	—	107
Net income attributable to common stockholders — diluted	$10,873	$5,048	$14,172	$6,403
Denominator
Weighted average shares used to compute earnings per share — basic	38,322	32,597	40,773	32,597
Conversion of Class B to Class A common stock outstanding	32,597	—	32,597	—
Effect of dilutive stock options and RSUs	604	604	1,009	1,009
Weighted average number of shares used to compute earnings per share — diluted	71,523	33,201	74,379	33,606
Earnings per share:
Basic	$0.15	$0.15	$0.19	$0.19
Diluted	$0.15	$0.15	$0.19	$0.19

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options to purchase Class A and Class B common stock, and RSUs	1,735	658

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three months ended March 31, 2024 and 2023, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2024	2023
REVOLVE	$229,589	$231,653
FWRD	40,992	47,956
Total	$270,581	$279,609

Gross profit
REVOLVE	$127,672	$120,236
FWRD	13,830	18,984
Total	$141,502	$139,220

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$219,133	$226,716
Rest of the world (1)	51,448	52,893
Total	$270,581	$279,609

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net Sales
Fashion Apparel	$121,787	$126,236
Dresses	78,893	80,013
Handbags, Shoes and Accessories	55,967	62,486
Beauty	12,437	9,290
Other (1)	1,497	1,584
Total net sales	$270,581	$279,609

As a percentage of net sales
Fashion Apparel	45%	45%
Dresses	29%	29%
Handbags, Shoes and Accessories	21%	22%
Beauty	5%	3%
Other (1)	0%	1%
Total net sales	100%	100%

(1)
Includes deferred revenue, shipping revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Expected merchandise returns, net	$34,400	$26,127
Advanced payments on inventory to be delivered from vendors	11,408	10,306
Other	32,747	29,090
Total prepaid expenses and other current assets	$78,555	$65,523

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Marketing	$17,406	$14,113
Sales taxes	5,840	5,332
Salaries and related benefits	5,421	6,683
Selling and distribution	5,199	3,927
Other	14,613	10,659
Total accrued expenses	$48,479	$40,714

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Store credit	$13,372	$13,389
Loyalty Club liability	5,882	5,530
Gift cards	4,307	4,489
Other	5,226	7,034
Total other current liabilities	$28,787	$30,442

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except average order value and percentages)
Gross margin	52.3%	49.8%
Adjusted EBITDA	$13,267	$15,010
Free cash flow	$36,656	$47,681
Active customers	2,551	2,424
Total orders placed	2,223	2,278
Average order value	$299	$288

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

A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income	$10,873	$14,172
Excluding:
Other income, net	(5,321)	(6,585)
Provision for income taxes	3,776	4,669
Depreciation and amortization	1,343	1,218
Equity-based compensation	2,559	1,278
Non-routine items(1)	37	258
Adjusted EBITDA	$13,267	$15,010

(1)	Non-routine items in the three months ended March 31, 2024 and 2023 represent accruals and fees related to two separate legal matters.

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

We have included free cash flow in this report because it is a key measure used by our management and board of directors, and we believe free cash flow is an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Our working capital fluctuates over time primarily as a result of the timing of our inventory purchases to support growth, our effective tax rate and the timing of tax payments, and changes in the level of merchandise that is returned by our customers, which in turn impacts our return reserve. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Free cash flow has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, purchases of property and equipment, and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$38,391	$48,829
Purchases of property and equipment	(1,735)	(1,148)
Free cash flow	$36,656	$47,681
Net cash used in investing activities	$(1,735)	(1,148)
Net cash (used in) provided by financing activities	$(8,264)	$161

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

Active customers increased during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed decreased slightly in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to decreased promotional activity, partially offset by a higher number of orders at full price.

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

Average order value increased in the three months ended March 31, 2024 relative to the same period in 2023 primarily due to a higher percentage of full price sales.

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

The REVOLVE segment contributes to a majority of our net sales, representing 84.9% and 82.8% of our net sales for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, REVOLVE generated $229.6 million and $231.7 million in net sales, respectively, representing a decrease of 0.9%. The net sales decrease in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in the number of orders shipped.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 15.1% and 17.2% of our net sales for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, FWRD generated $41.0 million and $48.0 million in net sales, respectively, representing a decrease of 14.5%. The net sales decrease in the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in the number of orders shipped and the average order value.

Net sales to customers outside of the United States contributed to 19.0% and 18.9% of our net sales for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, net sales to customers outside of the United States were $51.4 million and $52.9 million, respectively, representing a decrease of 2.7%.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by fees associated with our line of credit. For the three months ended March 31, 2024 and 2023, other income, net also includes $2.8 million and $5.1 million, respectively, of insurance proceeds related to legal matters.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net sales	$270,581	$279,609
Cost of sales	129,079	140,389
Gross profit	141,502	139,220
Operating expenses:
Fulfillment expenses	9,393	9,071
Selling and distribution expenses	48,438	51,458
Marketing expenses	41,379	38,343
General and administrative expenses	32,964	28,092
Total operating expenses	132,174	126,964
Income from operations	9,328	12,256
Other income, net	(5,321)	(6,585)
Income before income taxes	14,649	18,841
Provision for income taxes	3,776	4,669
Net income	$10,873	$14,172

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	47.7%	50.2%
Gross profit	52.3%	49.8%
Operating expenses:
Fulfillment expenses	3.5%	3.2%
Selling and distribution expenses	17.9%	18.4%
Marketing expenses	15.3%	13.7%
General and administrative expenses	12.2%	10.1%
Total operating expenses	48.9%	45.4%
Income from operations	3.4%	4.4%
Other income, net	(2.0%)	(2.4%)
Income before income taxes	5.4%	6.8%
Provision for income taxes	1.4%	1.7%
Net income	4.0%	5.1%

Comparison of the Three Months Ended March 31, 2024 and 2023

Net Sales

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Net sales	$270,581	$279,609	$(9,028)	(3.2%)

The decrease in net sales for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a higher proportion of returned purchases combined with a 2.4% decrease in the number of orders shipped, partially offset by a 3.8% increase in the average order value.

Net sales in the REVOLVE segment decreased 0.9% to $229.6 million in the three months ended March 31, 2024 compared to net sales of $231.7 million in the same period in 2023. Net sales in the FWRD segment decreased 14.5% to $41.0 million in the three months ended March 31, 2024 as compared to net sales of $48.0 million in the same period in 2023.

Cost of Sales

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of sales	$129,079	$140,389	$(11,310)	(8.1%)
Percentage of net sales	47.7%	50.2%

The decrease in cost of sales for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in the volume of merchandise sold and a decrease in inventory valuation adjustments. The decrease in cost of sales as a percentage of net sales was primarily due to a higher percentage of full price sales and a decrease in inventory valuation adjustments.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Fulfillment expenses	$9,393	$9,071	$322	3.5%
Percentage of net sales	3.5%	3.2%

Fulfillment expenses for the three months ended March 31, 2024 were higher as compared to the same period in 2023, primarily due to higher wages for fulfillment staff and increased occupancy costs. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases combined with higher wages for fulfillment staff and increased occupancy costs.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Selling and distribution expenses	$48,438	$51,458	$(3,020)	(5.9%)
Percentage of net sales	17.9%	18.4%

The decrease in selling and distribution expenses for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in the number of orders shipped combined with lower shipping rates. Shipping and handling costs decreased $3.0 million, commissions and other selling expenses decreased

$0.7 million and merchant processing fees increased $0.7 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates as compared to the comparative period in the prior year, partially offset by a higher proportion of returned purchases.

Marketing Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Marketing expenses	$41,379	$38,343	$3,036	7.9%
Percentage of net sales	15.3%	13.7%

The increase in marketing expenses for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased investment in brand marketing activities, partially offset by reduced investment in performance marketing campaigns. As a result, we experienced an increase of $3.7 million in brand marketing expense, offset by a decrease of $0.7 million in performance marketing expense.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative expenses	$32,964	$28,092	$4,872	17.3%
Percentage of net sales	12.2%	10.1%

The increase in general and administrative expenses for the three months ended March 31, 2024, as compared to the same period in 2023, was due to a $1.5 million increase related to professional services and other occupancy costs, a $1.3 million increase in equity-based compensation expense, a $1.1 million increase in salaries and related benefits and a $1.0 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses combined with the slight decline in net sales.

Income Taxes

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Income before income taxes	$14,649	$18,841
Provision for income taxes	3,776	4,669
Effective tax rate	25.8%	24.8%

The increase in the effective tax rate for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to an increase in state income taxes.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2024	December 31, 2021
	(in thousands)
Cash and cash equivalents	$273,416	$245,449
Accounts receivable, net	14,929	12,405
Working capital(1)	342,412	338,969

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of March 31, 2024, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the "Risk Factors" section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of March 31, 2024 and December 31, 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2024 and December 31, 2023.

Uses of Cash

Our short-term and long-term liquidity requirements primarily arise from operating costs such as merchandise purchases, compensation and benefits, lease obligations, marketing and other expenditures necessary to support our business growth.

In addition, in August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. For more information about repurchases made under our stock repurchase program, see “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Historical Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$38,391	$48,829
Net cash used in investing activities	(1,735)	(1,148)
Net cash (used in) provided by financing activities	(8,264)	161

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2024, we generated $38.4 million of operating cash flow as compared to $48.8 million for the same period in 2023. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital combined with lower net income adjusted for certain non-cash items.

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

Net cash used in investing activities was $1.7 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Net Cash (Used in) Provided by Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $8.3 million for the three months ended March 31, 2024 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023 and was attributable to cash proceeds from the exercise of stock options.

Contractual Obligations

As of March 31, 2024, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this report for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations and inflation.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, public health crises, such as the COVID-19 pandemic, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values and home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, labor strikes, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, other geopolitical tensions, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. For information about the seasonality of our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance—Seasonality.” If we are unable to manage inventory at the right levels and with the appropriate assortment during these seasonal fluctuations or if the seasonality of our business changes, the conversion of consumer demand may be adversely impacted.

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

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Effective May 1, 2024, we accept merchandise returns for full refund if returned within 30 days of the original purchase date and merchandise may be exchanged up to 60 days from the original purchase date. Due to our liberal return policy and consumer behavior, we have experienced and may continue to experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may continue to experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, high interest rates, recession or fears of recession, housing costs, energy and fuel costs, the resumption of student loan repayments, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property laws and tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has negatively impacted the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google has announced plans to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative. Google began rolling out the Privacy Sandbox on January 4, 2024, and is expected to phase out third-party cookies in the second half of 2024. We also depend on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google has announced plans to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative. Google began rolling out the Privacy Sandbox on January 4, 2024, and is expected to phase out third-party cookies in the second half of 2024.

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

The majority of our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, malware, computer hacking, fraudulent use, credential stuffing attacks, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks, exploitation of bugs and vulnerabilities, system malfunctions, failures, terrorism, inadvertent or intentional acts by our employees and contractors and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss, unavailability or corruption of data, or unauthorized access to or alteration, use, acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to phishing and social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches and incidents can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. Our third-party service providers also face these risks. Additionally, with many of our employees and employees of our service providers now working remotely, we and our service providers have less capability to monitor and enforce our data protection and data security policies and face increased privacy, data protection and data security risks.

Also, due to political uncertainty and military actions associated with geopolitical tensions, including wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, we and our vendors and service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors.

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

We have in the past received, and may in the future receive, claims by various third-parties that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, in March 2023, we received a cease and desist letter alleging copyright infringement and related claims. During 2023, we accrued $7.3 million to general and administrative expenses for losses and legal fees incurred in connection with these claims. In November 2023, we entered into a final settlement agreement with the claimant and paid $7.3 million in settlement costs and legal fees related to this matter. During the three months ended March 31, 2024, we received $2.8 million in insurance proceeds related to this matter. We record insurance proceeds related to legal matters within other income, net in the period in which they are received.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of March 31, 2024, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 46% of the outstanding shares of common stock and collectively controlled approximately 90% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	345,905	$14.94	345,905	$64,255,721
February 1, 2024 to February 29, 2024	184,102	$15.60	184,102	$61,384,381
March 1, 2024 to March 31, 2024	—	$—	—	$61,384,381
Total	530,007		530,007

(1)	Exclusive of broker fees and excise taxes.

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

Date: May 7, 2024