Form 10-Q
period 2024-06-30
Revolve Group, Inc.
filed 2024-08-06
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, 38,030,085 shares of the registrant’s Class A common stock and 32,597,119 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$244,737	$245,449
Accounts receivable, net	17,549	12,405
Inventory	234,324	203,587
Income taxes receivable	629	1,625
Prepaid expenses and other current assets	74,985	65,523
Total current assets	572,224	528,589
Property and equipment (net of accumulated depreciation of $20,430 and $17,994 as of June 30, 2024 and December 31, 2023, respectively)	8,056	7,763
Right-of-use lease assets	40,253	36,440
Intangible assets, net	1,946	1,875
Goodwill	2,042	2,042
Other assets	3,277	2,172
Deferred income taxes	30,005	30,005
Total assets	$657,803	$608,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,813	$47,821
Income taxes payable	1,269	—
Accrued expenses	40,384	40,714
Returns reserve	72,058	63,780
Current lease liabilities	8,095	6,863
Other current liabilities	30,988	30,442
Total current liabilities	215,607	189,620
Non-current lease liabilities	36,441	34,126
Total liabilities	252,048	223,746
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 38,132,796 and 38,693,589 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	38	39
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 32,597,119 and 32,597,119 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	33	33
Additional paid-in capital	121,334	116,713
Retained earnings	284,350	268,355
Total stockholders’ equity	405,755	385,140
Total liabilities and stockholders’ equity	$657,803	$608,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$282,456	$273,729	$553,037	$553,338
Cost of sales	129,850	126,031	258,929	266,420
Gross profit	152,606	147,698	294,108	286,918
Operating expenses:
Fulfillment	9,272	9,401	18,665	18,472
Selling and distribution	50,442	50,893	98,880	102,351
Marketing	42,961	51,497	84,340	89,840
General and administrative	33,496	28,552	66,460	56,644
Total operating expenses	136,171	140,343	268,345	267,307
Income from operations	16,435	7,355	25,763	19,611
Other income, net	(4,271)	(2,381)	(9,592)	(8,966)
Income before income taxes	20,706	9,736	35,355	28,577
Provision for income taxes	5,329	2,433	9,105	7,102
Net income	$15,377	$7,303	$26,250	$21,475
Earnings per share of Class A and Class B common stock:
Basic	$0.22	$0.10	$0.37	$0.29
Diluted	$0.21	$0.10	$0.37	$0.29
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	70,833	73,442	70,880	73,406
Diluted	71,544	74,081	71,538	74,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$15,377	$7,303	$26,250	$21,475
Other comprehensive income (loss):
Cumulative translation adjustment	187	828	(238)	1,583
Total other comprehensive income (loss)	187	828	(238)	1,583
Total comprehensive income	$15,564	$8,131	$26,012	$23,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$26,250	$21,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,518	2,459
Rental product depreciation	107	—
Equity-based compensation	4,653	3,001
Bargain purchase gain	(1,883)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,144)	(5,777)
Inventories	(27,988)	9,911
Income taxes receivable	996	(3,122)
Prepaid expenses and other current assets	(9,462)	489
Other assets	(275)	(429)
Accounts payable	14,992	(4,782)
Income taxes payable	1,269	914
Accrued expenses	(330)	(2,286)
Returns reserve	8,278	2,969
Right-of-use lease assets and current and non-current lease liabilities	(266)	1,690
Other current liabilities	7	8,220
Net cash provided by operating activities	13,722	34,732
Investing activities:
Purchases of property and equipment	(2,782)	(2,120)
Purchases of rental product	(937)	—
Cash paid for acquisition	(427)	—
Net cash used in investing activities	(4,146)	(2,120)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(32)	410
Repurchases of Class A common stock	(10,018)	—
Net cash (used in) provided by financing activities	(10,050)	410
Effect of exchange rate changes on cash and cash equivalents	(238)	1,583
Net increase in cash and cash equivalents	(712)	34,605
Cash and cash equivalents, beginning of period	245,449	234,724
Cash and cash equivalents, end of period	$244,737	$269,329
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$6,867	$9,221
Operating leases	$4,585	$3,549
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$7,180	$20,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is a retailer and fashion brand. Through our websites, mobile applications and other channels, we deliver an aspirational customer experience with a vast, yet curated, merchandise offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and emerging, established and owned brands. We are headquartered in Los Angeles County, California.

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

The following table presents a roll-forward of our sales return reserve for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$84,396	$73,925	$63,780	$63,381
Returns	(423,502)	(412,354)	(798,015)	(780,529)
Provisions	411,164	404,779	806,293	783,498
Ending balance	$72,058	$66,350	$72,058	$66,350

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.9 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

Rental Product, Net

During the three months ended June 30, 2024, we entered into a consignment agreement with a third party to rent limited quantity of our product assortment to customers. We consider rental product to be a long-term productive asset and classify it as other assets within the Company’s condensed consolidated balance sheets.

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of June 30, 2024, rental product, net amounted to $0.8 million and was included within other assets. Rental product depreciation was $0.1 million for the three and six months ended June 30, 2024.

We offer our customers an opportunity to purchase items in rentable condition prior to the end of their useful life. In such instances, we consider the disposal of rental product to be a sale and record the proceeds as net sales and record the net book value of the items at the time of sale as cost of sales in the condensed consolidated statements of income. Write-offs for losses on lost, damaged, and unreturned products are recorded as rental product depreciation within cost of sales.

Rental Product Revenues

Rental product revenues are recognized ratably over the subscription period, commencing on the date the subscriber enrolls in the rental program, net of discounts, customer credits and refunds and are recorded within net sales in the condensed consolidated statements of income. The subscription fees are collected from the customer upon enrollment. The subscription has a minimum period of three months after which it renews automatically on a monthly basis until cancelled by the customer.

Business Combinations

We account for business combinations using the acquisition method. All of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are recorded at their acquisition date fair values. The difference between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired is recorded as either goodwill or a bargain purchase gain. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of intangible assets is recorded within general and administrative expenses.

We use estimates and assumptions available to us as a part of the determination of fair value to accurately value assets acquired, liabilities assumed and any noncontrolling interest on the business combination date. These estimates are subject to measurement period adjustments. As a result, during the preliminary determination of fair value, which may be up to one year from the business combination date, we may record adjustments to the assets acquired or liabilities assumed subsequent to the completion of the determination of fair value in the period in which the adjustments were determined. Noncontrolling interest, if any, is measured using the fair value of the subsidiaries’ identifiable assets and liabilities at the date of acquisition, subject to possible adjustments for up to one year from the business combination date.

We also may incur acquisition-related and other expenses including legal, banking, accounting and other advisory fees of third parties which are recorded within general and administrative expenses in the period in which they were incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Alexandre Vauthier Acquisition

In February 2024, Alexandre Vauthier, a French luxury fashion brand, filed for bankruptcy due to difficulties resulting from an increase in its working capital requirements. On June 19, 2024, pursuant to a decision rendered by the Commercial Court of Paris, Revolve Group, Inc. acquired the business of Alexandre Vauthier, for $0.4 million. The acquisition was made through L.A. Rive Droite, a newly incorporated French joint stock company. As of the acquisition date, the approximate fair value of net assets acquired was $2.3 million. The difference between the aggregate consideration paid and the fair value of the net assets acquired was recorded as a bargain purchase gain within other income, net. The results of operations of the acquired business are included in the Company’s consolidated results beginning June 19, 2024.

On July 1, 2024, the Company entered into a shareholders’ agreement with Mr. Alexandre Vauthier, according to which Mr. Alexandre Vauthier transferred all intellectual property and other rights relating to the business held by him in exchange for 20% share capital and voting interest in L.A. Rive Droite. Following that transfer, the Company recorded a noncontrolling interest of $0.7 million within its condensed consolidated balance sheets, which was measured based on the fair value of L.A. Rive Droite’s net identifiable assets as of July 1, 2024.

Total acquisition costs incurred by the Company in connection with the purchase were $0.3 million and primarily related to legal fees. These costs are recorded within general and administrative expenses in the condensed consolidated statements of income.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of June 30, 2024 and December 31, 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2024 and December 31, 2023.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2024. As of June 30, 2024, approximately 9.0 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the six months ended June 30, 2024 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2024	5,229,440	$15.62	8.0	$18,882
Granted	145,606	19.23	9.6
Exercised	(40,213)	7.63	—
Forfeited	(75,682)	23.20	—
Expired	(6,865)	20.18	—
Balance at June 30, 2024	5,252,286	15.66	7.6	15,767
Exercisable at June 30, 2024	1,804,827	14.96	5.4	7,480
Vested and expected to vest	3,676,030	16.78	6.9	11,274

RSU award activity for the six months ended June 30, 2024 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2024	33,136	$19.91	0.4	$549
Granted (1)	53,845	20.88	0.4
Released	(62,941)	21.40	—
Forfeited (2)	(437)	26.82	—
Unvested at June 30, 2024	23,603	18.05	0.9	376
(1)
Includes an adjustment of 6,847 shares underlying performance-based RSU awards made during the six months ended June 30, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (437) shares underlying performance-based RSU awards made during the six months ended June 30, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 77,991 options and 21,753 RSUs granted during the three months ended June 30, 2024 and 145,606 options and 46,998 RSUs granted during the six months ended June 30, 2024. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2024 was $11.33 and $10.58, respectively. The weighted average grant-date fair value of RSUs granted during the three and six months ended June 30, 2024 was $18.20 per share and $20.02 per share, respectively.

As of June 30, 2024, there was $15.5 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.4 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of June 30, 2024, we had $0.9 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.5 years. As of June 30, 2024, we had unrecognized stock-based compensation expense of $10.7 million for the operational milestones that were considered not probable of achievement. During the three months ended June 30, 2024, we recorded stock-based compensation expense of $0.1 million related to the 2023 Performance Option Awards. The amount of stock-based compensation expense recorded during the six months ended June 30, 2024 was insignificant.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.1 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, and $4.7 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. There was an excess income tax benefit of $0.2 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended June 30, 2023 and $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. The amount of excess tax benefit for the three months ended June 30, 2024 was insignificant.

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

In February 2024, the U.S. Fish and Wildlife Service served us with a notice of violation and proposed civil penalty, alleging that we have violated certain administrative requirements under the Endangered Species Act and the Lacey Act in connection with our export and import of certain items of merchandise. During the fourth quarter of 2023, we accrued $2.8 million to general and administrative expenses for estimated losses and legal fees related to this matter and during the three months ended June 30, 2024, we accrued an additional $0.4 million to general and administrative expenses for estimated losses and legal fees related to this matter. In June 2024, we entered into a final settlement with the U.S. Fish and Wildlife Service and paid $3.2 million in settlement cost and legal fees related to this matter.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$20,706	$9,736	$35,355	$28,577
Provision for income taxes	5,329	2,433	9,105	7,102
Effective tax rate	25.7%	25.0%	25.8%	24.9%

The increase in the effective tax rate for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to an increase in state income taxes.

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

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	70,816,872	$71	$119,127	$270,685	$389,883
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	32,041	—	113	—	113
Repurchases of Class A common stock	(118,998)	—	—	(1,899)	(1,899)
Equity-based compensation	—	—	2,094	—	2,094
Cumulative translation adjustment	—	—	—	187	187
Net income	—	—	—	15,377	15,377
Ending balance	70,729,915	$71	$121,334	$284,350	$405,755

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,399,773	$74	$111,777	$284,088	$395,939
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	78,244	—	249	—	249
Equity-based compensation	—	—	1,723	—	1,723
Cumulative translation adjustment	—	—	—	828	828
Net income	—	—	—	7,303	7,303
Ending balance	73,478,017	$74	$113,749	$292,219	$406,042

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	71,290,708	$72	$116,713	$268,355	$385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	88,212	—	(32)	—	(32)
Repurchases of Class A common stock	(649,005)	(1)	—	(10,017)	(10,018)
Equity-based compensation	—	—	4,653	—	4,653
Cumulative translation adjustment	—	—	—	(238)	(238)
Net income	—	—	—	26,250	26,250
Ending balance	70,729,915	$71	$121,334	$284,350	$405,755

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Number	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Beginning balance	73,363,629	$74	$110,338	$269,161	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	114,388	—	410	—	410
Equity-based compensation	—	—	3,001	—	3,001
Cumulative translation adjustment	—	—	—	1,583	1,583
Net income	—	—	—	21,475	21,475
Ending balance	73,478,017	$74	$113,749	$292,219	$406,042

Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the share repurchase program will be retired. During the three months ended June 30, 2024, we repurchased and retired 118,998 shares of Class A common stock for a total cost of $1.9 million, exclusive of broker fees and excise taxes, at an average price of $15.83. During the six months ended June 30, 2024, we repurchased and retired 649,005 shares of Class A common stock for a total cost of $9.9 million, exclusive of broker fees and excise taxes, at an average price of $15.29. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$8,301	$7,076	$4,062	$3,241	$14,178	$12,072	$11,939	$9,536
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	7,076	—	3,241	—	12,072	—	9,536	—
Reallocation of undistributed earnings to Class B common stock	—	82	—	35	—	130	—	132
Net income attributable to common stockholders — diluted	$15,377	$7,158	$7,303	$3,276	$26,250	$12,202	$21,475	$9,668
Denominator
Weighted average shares used to compute earnings per share — basic	38,236	32,597	40,845	32,597	38,283	32,597	40,809	32,597
Conversion of Class B to Class A common stock outstanding	32,597	—	32,597	—	32,597	—	32,597	—
Effect of dilutive stock options and RSUs	711	711	639	639	658	658	823	823
Weighted average number of shares used to compute earnings per share — diluted	71,544	33,308	74,081	33,236	71,538	33,255	74,229	33,420
Earnings per share:
Basic	$0.22	$0.22	$0.10	$0.10	$0.37	$0.37	$0.29	$0.29
Diluted	$0.21	$0.21	$0.10	$0.10	$0.37	$0.37	$0.29	$0.29

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase Class A and Class B common stock, and RSUs	1,385	1,214	1,561	936

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and six months ended June 30, 2024 and 2023, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2024	2023	2024	2023
REVOLVE	$245,535	$235,149	$475,124	$466,802
FWRD	36,921	38,580	77,913	86,536
Total	$282,456	$273,729	$553,037	$553,338

Gross profit
REVOLVE	$137,895	$131,235	$265,567	$251,471
FWRD	14,711	16,463	28,541	35,447
Total	$152,606	$147,698	$294,108	$286,918

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$225,057	$222,860	$444,190	$449,576
Rest of the world (1)	57,399	50,869	108,847	103,762
Total	$282,456	$273,729	$553,037	$553,338

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Fashion Apparel	$117,952	$115,945	$239,739	$242,181
Dresses	90,129	87,987	169,022	168,000
Handbags, Shoes and Accessories	60,186	58,917	116,153	121,403
Beauty	11,119	8,861	23,556	18,151
Other (1)	3,070	2,019	4,567	3,603
Total net sales	$282,456	$273,729	$553,037	$553,338

As a percentage of net sales
Fashion Apparel	42%	42%	43%	44%
Dresses	32%	32%	31%	30%
Handbags, Shoes and Accessories	21%	22%	21%	22%
Beauty	4%	3%	4%	3%
Other (1)	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Expected merchandise returns, net	$28,037	$26,127
Advanced payments on inventory to be delivered from vendors	15,806	10,306
Other	31,142	29,090
Total prepaid expenses and other current assets	$74,985	$65,523

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Marketing	$13,493	$14,113
Salaries and related benefits	7,301	6,683
Selling and distribution	4,838	3,927
Sales taxes	4,736	5,332
Other	10,016	10,659
Total accrued expenses	$40,384	$40,714

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Store credit	$14,089	$13,389
Loyalty Club liability	5,920	5,530
Gift cards	4,359	4,489
Other	6,620	7,034
Total other current liabilities	$30,988	$30,442

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
•
seasonal sales fluctuations;
•
the effect of claims, lawsuits, government investigations, other legal or regulatory proceedings or commercial or contractual disputes; and
•
our ability to expand our product offerings, including our owned brands.

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

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 100,000 apparel and footwear styles, as well as beauty, accessories and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,200 emerging, established and owned brands. Through more than 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

We have invested in our robust and scalable internally-developed technology platform to meet the specific needs of our business and to support our customers’ experience. We use proprietary algorithms and more than 20 years of data to efficiently manage our merchandising, marketing, product development, sourcing and pricing decisions. Our platform works seamlessly across devices and analyzes browsing and purchasing patterns and preferences to help us make purchasing decisions, which when combined with the small initial orders for new products, allows us to manage inventory and fashion risk. We have also invested in our creative capabilities to produce high-quality visual merchandising that caters to our customers by focusing on style with a distinct point of view rather than on individual products. The combination of our sales platform and our in-house creative photography allows us to showcase brands in a distinctive and compelling manner.

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

To date, we have successfully expanded internationally with limited investment and physical presence. Our ongoing initiative to elevate the international service levels and customer experience has been a key contributor to our growth, enabling us to offer express shipping and hassle-free returns at no cost (for international orders valued at $100 or more) in most of our major international regions. We also offer REVOLVE products on large international marketplaces such as Tmall Global, RED and Douyin in China and Nykaa Fashion in India, to expand our distribution reach in these key geographies. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except average order value and percentages)
Gross margin	54.0%	54.0%	53.2%	51.9%
Adjusted EBITDA	$20,474	$10,377	$33,741	$25,387
Free cash flow	$(26,653)	$(15,069)	$10,003	$32,612
Active customers	2,577	2,458	2,577	2,458
Total orders placed	2,271	2,268	4,494	4,546
Average order value	$306	$301	$302	$294

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other income, net; taxes; and depreciation and amortization; adjusted to exclude the effects of equity-based compensation expense, certain transaction costs and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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
•
Adjusted EBITDA does not reflect certain transaction costs that may represent a reduction in cash available to us;
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

A reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$15,377	$7,303	$26,250	$21,475
Excluding:
Other income, net	(4,271)	(2,381)	(9,592)	(8,966)
Provision for income taxes	5,329	2,433	9,105	7,102
Depreciation and amortization	1,175	1,241	2,518	2,459
Equity-based compensation	2,094	1,723	4,653	3,001
Transaction costs	325	—	325	—
Non-routine items(1)	445	58	482	316
Adjusted EBITDA	$20,474	$10,377	$33,741	$25,387

(1)

Non-routine items in the three and six months ended June 30, 2024 represent an accrual and a charge for a previously disclosed and now settled matter related to non-routine import and export fees. Non-routine items in the three and six months ended June 30, 2023 represent an accrual and a charge related to a separate settled legal matter.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed in the table above and elsewhere in this report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used in purchases of property and equipment, and purchases of rental product. We have provided below a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(24,669)	$(14,097)	$13,722	$34,732
Purchases of property and equipment	(1,047)	(972)	(2,782)	(2,120)
Purchases of rental product	(937)	—	(937)	—
Free cash flow	$(26,653)	$(15,069)	$10,003	$32,612
Net cash used in investing activities	$(2,411)	(972)	$(4,146)	$(2,120)
Net cash (used in) provided by financing activities	$(1,786)	$249	$(10,050)	$410

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

Active customers increased during the period ended June 30, 2024 compared to the same period in 2023 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed were flat in the three months ended June 30, 2024 compared to the same period in 2023. Total orders placed decreased slightly in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to decreased promotional activity, partially offset by a higher number of orders at full price.

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

Average order value increased in the three and six months ended June 30, 2024 relative to the same periods in 2023 primarily due to a higher percentage of sales at full price.

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brand or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate ourselves and cost-effectively acquire customers. Furthermore, changes in the user experience on social media platforms, including a shift towards video and the level of recommended content as well as changes in privacy practices by third parties, may make it more difficult to gain customer awareness and cost effectively acquire and retain customers. Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers. Additionally, in June 2023, Apple announced new software development kit, or SDK, privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, and in July 2024, announced its change from a previously-announced plan to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative

We seek to engage with our customers and build awareness of our brands through delivering unique events and experiences, as well as short-term pop-up retail experiences. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.9% and 85.9% of our net sales for the three months ended June 30, 2024 and 2023, respectively, and 85.9% and 84.4% of our net sales for the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, REVOLVE generated $245.5 million and $235.1 million in net sales, respectively, representing an increase of 4.4%. During the six months ended June 30, 2024 and 2023, REVOLVE generated $475.1 million and $466.8 million in net sales, respectively, representing an increase of 1.8%. The net sales increase in the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in average order value combined with a lower proportion of returned purchases and a slight increase in the number of orders shipped. The net sales increase in the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 13.1% and 14.1% of our net sales for the three months ended June 30, 2024 and 2023, respectively, and 14.1% and 15.6% of our net sales for the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, FWRD generated $36.9 million and $38.6 million in net sales, respectively, representing a decrease of 4.3%. During the six months ended June 30, 2024 and 2023, FWRD generated $77.9 million and $86.5 million in net sales, respectively, representing a decrease of 10.0%. The net sales decrease in the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a decrease in the number of orders shipped.

Net sales to customers outside of the United States contributed to 20.3% and 18.6% of our net sales for the three months ended June 30, 2024 and 2023, respectively, and 19.7% and 18.8% of our net sales for the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, net sales to customers outside of the United States were $57.4 million and $50.9 million, respectively, representing an increase of 12.8%. During the six months ended June 30, 2024 and 2023, net sales to customers outside of the United States were $108.8 million and $103.8 million, respectively, representing an increase of 4.9%.

Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. In addition, any weakening of a local currency versus the U.S. dollar results in our products becoming more expensive in that local currency, which has in the past had, and may in the future have, a negative impact on demand for our products in the geographies that use such currency.

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. In the past and prior to the COVID-19 pandemic, we experienced increased sales in the spring and summer months that have resulted in peak sales during the second quarter of each fiscal year and lower activity in the first quarter of each fiscal year. This historical pattern was impacted by the COVID-19 pandemic in 2020 and 2021 and subsequent to the COVID-19 pandemic our quarterly sales patterns have been more consistent across each fiscal year. Our operating income is affected by these seasonal trends because many of our expenses are relatively fixed in the short term. If our growth rates moderate over the long-term, or if there is a shift in the seasonality of sales, the impact on our results of operations may become more pronounced.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by fees associated with our line of credit. During the three and six months ended June 30, 2024, we recorded a bargain purchase gain of $1.9 million resulting from a business acquisition within other income, net. For the six months ended June 30, 2024, other income, net also includes $2.8 million of insurance proceeds related to a legal matter. For the six months ended June 30, 2023, other income, net includes $5.1 million of insurance proceeds related to a legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net sales	$282,456	$273,729	$553,037	$553,338
Cost of sales	129,850	126,031	258,929	266,420
Gross profit	152,606	147,698	294,108	286,918
Operating expenses:
Fulfillment expenses	9,272	9,401	18,665	18,472
Selling and distribution expenses	50,442	50,893	98,880	102,351
Marketing expenses	42,961	51,497	84,340	89,840
General and administrative expenses	33,496	28,552	66,460	56,644
Total operating expenses	136,171	140,343	268,345	267,307
Income from operations	16,435	7,355	25,763	19,611
Other income, net	(4,271)	(2,381)	(9,592)	(8,966)
Income before income taxes	20,706	9,736	35,355	28,577
Provision for income taxes	5,329	2,433	9,105	7,102
Net income	$15,377	$7,303	$26,250	$21,475

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.0%	46.0%	46.8%	48.1%
Gross profit	54.0%	54.0%	53.2%	51.9%
Operating expenses:
Fulfillment expenses	3.3%	3.4%	3.4%	3.3%
Selling and distribution expenses	17.9%	18.6%	17.9%	18.5%
Marketing expenses	15.2%	18.8%	15.2%	16.2%
General and administrative expenses	11.9%	10.5%	12.0%	10.3%
Total operating expenses	48.2%	51.3%	48.5%	48.3%
Income from operations	5.8%	2.7%	4.7%	3.6%
Other income, net	(1.5%)	(0.9%)	(1.7%)	(1.6%)
Income before income taxes	7.3%	3.6%	6.4%	5.2%
Provision for income taxes	1.9%	0.9%	1.7%	1.3%
Net income	5.4%	2.7%	4.7%	3.9%

Comparison of the Three Months Ended June 30, 2024 and 2023

Net Sales

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Net sales	$282,456	$273,729	$8,727	3.2%

The increase in net sales for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a 1.7% increase in the average order value combined with a lower proportion of returned purchases.

Net sales in the REVOLVE segment increased 4.4% to $245.5 million in the three months ended June 30, 2024 compared to net sales of $235.1 million in the same period in 2023. Net sales in the FWRD segment decreased 4.3% to $36.9 million in the three months ended June 30, 2024 as compared to net sales of $38.6 million in the same period in 2023.

Cost of Sales

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of sales	$129,850	$126,031	$3,819	3.0%
Percentage of net sales	46.0%	46.0%

The increase in cost of sales for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in net sales. Cost of sales as a percentage of net sales was flat for the three months ended June 30, 2024, as compared to the same period in 2023, as a higher percentage of full price sales was offset by a higher mix of third-party brand sales and increased inbound shipping rates.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Fulfillment expenses	$9,272	$9,401	$(129)	(1.4%)
Percentage of net sales	3.3%	3.4%

Fulfillment expenses for the three months ended June 30, 2024 were lower as compared to the same period in 2023, primarily due to efficiencies gained from successful expansion and optimization of our fulfillment network. The decrease in fulfillment expenses as a percentage of net sales was primarily due to an increase in average order value and lower proportion of returned purchases.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Selling and distribution expenses	$50,442	$50,893	$(451)	(0.9%)
Percentage of net sales	17.9%	18.6%

The decrease in selling and distribution expenses for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a $2.1 million decrease in shipping and handling costs, partially offset by a $1.6 million increase in merchant processing fees. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates and lower proportion of returned purchases as compared to the same period in the prior year, partially offset by higher merchant processing fees.

Marketing Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Marketing expenses	$42,961	$51,497	$(8,536)	(16.6%)
Percentage of net sales	15.2%	18.8%

The decrease in marketing expenses for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to increased efficiencies in our brand marketing and performance marketing investments. As a result, we experienced a decrease of $7.5 million in brand marketing expense and a decrease of $1.0 million in performance marketing expense. The increased brand marketing efficiency was driven primarily by REVOLVE Festival, which delivered greater marketing impact in a more cost-efficient, one-day format in 2024 than achieved over an entire weekend for the 2023 event.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative expenses	$33,496	$28,552	$4,944	17.3%
Percentage of net sales	11.9%	10.5%

The increase in general and administrative expenses for the three months ended June 30, 2024, as compared to the same period in 2023, was due to a $1.8 million increase in salaries and related benefits, a $1.4 million increase related to professional services and other occupancy costs, a $0.4 million increase in equity-based compensation expense and a $1.3 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Income before income taxes	$20,706	$9,736
Provision for income taxes	5,329	2,433
Effective tax rate	25.7%	25.0%

The increase in the effective tax rate for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in state income taxes.

Comparison of the Six Months Ended June 30, 2024 and 2023

Net Sales

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Net sales	$553,037	$553,338	$(301)	(0.1%)

The slight decrease in net sales for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a 1.1% decrease in the number of orders shipped combined with a higher proportion of returned purchases, partially offset by a 2.7% increase in the average order value.

Net sales in the REVOLVE segment increased 1.8% to $475.1 million in the six months ended June 30, 2024 compared to net sales of $466.8 million in the same period in 2023. Net sales in the FWRD segment decreased 10.0% to $77.9 million in the six months ended June 30, 2024 as compared to net sales of $86.5 million in the same period in 2023.

Cost of Sales

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of sales	$258,929	$266,420	$(7,491)	(2.8%)
Percentage of net sales	46.8%	48.1%

The decrease in cost of sales for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to a decrease in the volume of merchandise sold and a decrease in inventory valuation adjustments, partially offset by increased inbound shipping expenses. The decrease in cost of sales as a percentage of net sales was primarily due to a higher percentage of full price sales and a decrease in inventory valuation adjustments, partially offset by a higher mix of third-party brand sales and increased inbound shipping rates.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Fulfillment expenses	$18,665	$18,472	$193	1.0%
Percentage of net sales	3.4%	3.3%

Fulfillment expenses for the six months ended June 30, 2024 were higher as compared to the same period in 2023, primarily due to higher wages for fulfillment staff and increased occupancy costs, partially offset by efficiencies gained from successful expansion and optimization of our fulfillment network. The increase in fulfillment expenses as a percentage of net sales was primarily due to customers returning a higher proportion of their purchases combined with higher wages for fulfillment staff and increased occupancy costs.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Selling and distribution expenses	$98,880	$102,351	$(3,471)	(3.4%)
Percentage of net sales	17.9%	18.5%

The decrease in selling and distribution expenses for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to lower shipping rates combined with a decrease in the number of orders shipped. Shipping and handling costs decreased $5.1 million, commissions, and other selling expenses decreased $0.7 million and merchant processing fees increased $2.3 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates as compared to the same period in the prior year, partially offset by higher merchant processing fees.

Marketing Expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Marketing expenses	$84,340	$89,840	$(5,500)	(6.1%)
Percentage of net sales	15.2%	16.2%

The decrease in marketing expenses for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to increased efficiencies in our brand marketing and performance marketing investments. As a result, we experienced a decrease of $3.8 million in brand marketing expense and a decrease of $1.7 million in performance marketing expense.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative expenses	$66,460	$56,644	$9,816	17.3%
Percentage of net sales	12.0%	10.3%

The increase in general and administrative expenses for the six months ended June 30, 2024, as compared to the same period in 2023, was due to a $2.9 million increase related to professional services and other occupancy costs, a $2.8 million increase in salaries and related benefits, a $1.7 million increase in equity-based compensation expense and a $2.4 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses combined with the slight decline in net sales.

Income Taxes

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Income before income taxes	$35,355	$28,577
Provision for income taxes	9,105	7,102
Effective tax rate	25.8%	24.9%

The increase in the effective tax rate for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in state income taxes.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2024	December 31, 2021
	(in thousands)
Cash and cash equivalents	$244,737	$245,449
Accounts receivable, net	17,549	12,405
Working capital(1)	356,617	338,969

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of June 30, 2024, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the "Risk Factors" section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of June 30, 2024 and December 31, 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2024 and December 31, 2023.

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

Historical Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$13,722	$34,732
Net cash used in investing activities	(4,146)	(2,120)
Net cash (used in) provided by financing activities	(10,050)	410

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2024, we generated $13.7 million of operating cash flow as compared to $34.7 million for the same period in 2023. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital, partially offset by higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. In addition, for the six months ended June 30, 2024, our investing activities included purchases of rental product and cash paid for an acquisition. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $4.1 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

Net Cash (Used in) Provided by Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $10.0 million for the six months ended June 30, 2024 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program. Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2023 and was attributable to cash proceeds from the exercise of stock options.

Contractual Obligations

As of June 30, 2024, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises, such as the COVID-19 pandemic, have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations has also negatively impacted our supply chain and our cost to source from China.

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

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Google Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has negatively impacted the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024. We also depend on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

As part of our long-term growth plans, we expect to acquire, invest in or partner with additional businesses, assets and technologies, and to enter into commercial collaborations, which we believe could further complement or expand our business. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, among other things, imposed a one percent excise tax on certain stock repurchases by public companies. The Organization of Economic Cooperation and Development proposed implementing a global minimum tax of fifteen percent, which has been adopted by many jurisdictions, including the UK, and is being considered by others for implementation. There are numerous other factors that could affect our tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, and in July 2024, announced its change from a previously-announced plan to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative. Google began rolling out the Privacy Sandbox on January 4, 2024, and is expected to phase out third-party cookies in the second half of 2024.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. Following issuance of a U.S. executive order, a new framework, the EU-U.S. Data Privacy Framework, or DPF, was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S., or the UK DPF Extension, are available for companies to use to legitimize personal data transfers to the U.S. from the EEA and UK. The DPF has faced a legal challenge, and it and the UK DPF Extension may be modified and subject to legal challenges in the future, and it remains unclear whether the DPF or the UK DPF Extension will be appropriate for us to rely on. Developments relating to cross-border data transfer may result in data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe or other regions to the U.S. The European Commission has released revised SCCs addressing the CJEU concerns. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

We have in the past received, and may in the future receive, claims by various third-parties that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as licensing or publicity rights. For example, in March 2023, we received a cease and desist letter alleging copyright infringement and related claims. During 2023, we accrued $7.3 million to general and administrative expenses for losses and legal fees incurred in connection with these claims. In November 2023, we entered into a final settlement agreement with the claimant and paid $7.3 million in settlement costs and legal fees related to this matter. During the first quarter of 2024, we received $2.8 million in insurance proceeds related to this matter. We record insurance proceeds related to legal matters within other income, net in the period in which they are received.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of June 30, 2024, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 46% of the outstanding shares of common stock and collectively controlled approximately 90% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	$—	—	$61,384,381
May 1, 2024 to May 31, 2024	—	$—	—	$61,384,381
June 1, 2024 to June 30, 2024	118,998	$15.83	118,998	$59,500,243
Total	118,998		118,998

(1)	Exclusive of broker fees and excise taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 7, 2024, Jesse Timmermans, our chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 174,393 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 19, 2025, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Certificate of Amendment to Certificate of Incorporation of Revolve Group, Inc., as filed with the Secretary of State of the State of Delaware on June 7, 2024.	8-K	001-38927	3.1	June 10, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101					X

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

Date: August 6, 2024