Form 10-Q
period 2024-09-30
Revolve Group, Inc.
filed 2024-11-05
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 29, 2024, 38,287,684 shares of the registrant’s Class A common stock and 32,472,546 shares of the registrant’s Class B common stock were outstanding.

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
•
Shipping is a critical part of our business and any changes in or interruptions to our shipping arrangements, or any damage, theft or loss of inventory during shipping, could adversely affect our business and operating results.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$252,841	$245,449
Accounts receivable, net	11,527	12,405
Inventory	240,040	203,587
Income taxes receivable	4,058	1,625
Prepaid expenses and other current assets	76,529	65,523
Total current assets	584,995	528,589
Property and equipment (net of accumulated depreciation of $21,362 and $17,994 as of September 30, 2024 and December 31, 2023, respectively)	8,005	7,763
Right-of-use lease assets	38,567	36,440
Intangible assets, net	2,323	1,875
Goodwill	2,042	2,042
Other assets	4,996	2,172
Deferred income taxes	30,005	30,005
Total assets	$670,933	$608,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,388	$47,821
Income taxes payable	674	—
Accrued expenses	38,208	40,714
Returns reserve	76,187	63,780
Current lease liabilities	8,359	6,863
Other current liabilities	32,141	30,442
Total current liabilities	215,957	189,620
Non-current lease liabilities	34,165	34,126
Total liabilities	250,122	223,746
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 38,122,782 and 38,693,589 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	38	39
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 32,590,170 and 32,597,119 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	33	33
Additional paid-in capital	123,883	116,713
Retained earnings	296,332	268,355
Non-controlling interest	525	—
Total stockholders’ equity	420,811	385,140
Total liabilities and stockholders’ equity	$670,933	$608,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$283,146	$257,603	$836,183	$810,941
Cost of sales	138,279	124,371	397,208	390,791
Gross profit	144,867	133,232	438,975	420,150
Operating expenses:
Fulfillment	9,268	9,185	27,933	27,657
Selling and distribution	47,930	48,925	146,810	151,276
Marketing	39,510	39,581	123,850	129,421
General and administrative	33,906	35,217	100,366	91,861
Total operating expenses	130,614	132,908	398,959	400,215
Income from operations	14,253	324	40,016	19,935
Other income, net	(192)	(3,984)	(9,784)	(12,950)
Income before income taxes	14,445	4,308	49,800	32,885
Provision for income taxes	3,694	1,130	12,799	8,232
Net income	10,751	3,178	37,001	24,653
Less: Net loss attributable to non-controlling interest	220	—	220	—
Net income attributable to Revolve Group, Inc. stockholders	$10,971	$3,178	$37,221	$24,653
Earnings per share of Class A and Class B common stock:
Basic	$0.16	$0.04	$0.53	$0.34
Diluted	$0.15	$0.04	$0.52	$0.33
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	70,673	73,262	70,802	73,358
Diluted	71,523	73,716	71,524	74,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$10,751	$3,178	$37,001	$24,653
Other comprehensive income (loss):
Cumulative translation adjustment	2,869	(1,414)	2,631	169
Total other comprehensive income (loss)	2,869	(1,414)	2,631	169
Total comprehensive income	13,620	1,764	39,632	24,822
Less: Comprehensive income attributable to non-controlling interest	(23)	—	(23)	—
Comprehensive income attributable to Revolve Group, Inc. stockholders	$13,643	$1,764	$39,655	$24,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$37,001	$24,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,501	3,752
Rental product depreciation	416	—
Equity-based compensation	6,751	4,229
Bargain purchase gain	(1,883)	—
Changes in operating assets and liabilities:
Accounts receivable	878	(7,193)
Inventories	(33,704)	12,347
Income taxes receivable	(2,433)	(4,581)
Prepaid expenses and other current assets	(11,006)	(3,704)
Other assets	(459)	(434)
Accounts payable	12,567	(6,310)
Income taxes payable	674	1,206
Accrued expenses	(2,506)	4,373
Returns reserve	12,407	8,756
Right-of-use lease assets and current and non-current lease liabilities	(592)	2,236
Other current liabilities	1,162	7,888
Net cash provided by operating activities	22,774	47,218
Investing activities:
Purchases of property and equipment	(3,819)	(3,114)
Purchases of rental product	(2,781)	—
Cash paid for acquisition	(427)	—
Net cash used in investing activities	(7,027)	(3,114)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	890	486
Repurchases of Class A common stock	(11,876)	(12,584)
Net cash used in financing activities	(10,986)	(12,098)
Effect of exchange rate changes on cash and cash equivalents	2,631	169
Net increase in cash and cash equivalents	7,392	32,175
Cash and cash equivalents, beginning of period	245,449	234,724
Cash and cash equivalents, end of period	$252,841	$266,899
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$14,339	$11,580
Operating leases	$7,185	$5,649
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$7,180	$20,452

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

The following table presents a roll-forward of our sales return reserve for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$72,058	$66,350	$63,780	$63,381
Returns	(377,804)	(369,241)	(1,175,819)	(1,149,770)
Provisions	381,933	375,028	1,188,226	1,158,526
Ending balance	$76,187	$72,137	$76,187	$72,137

We may also issue store credit in lieu of cash refunds and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $0.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Rental Product, Net

During the second quarter of 2024, we entered into a consignment agreement with a third party to rent a limited quantity of our product assortment, primarily handbags, to customers. We consider rental product to be a long-term productive asset and classify it as other assets within the Company’s condensed consolidated balance sheets.

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of September 30, 2024, rental product, net amounted to $2.4 million and was included within other assets. Rental product depreciation was $0.3 million and $0.4 million for the three and nine months ended September 30, 2024, respectively.

Our consignment partner offers customers an opportunity to purchase items in rentable condition prior to the end of their useful life. In such instances, we consider the disposal of rental product to be a sale and record the proceeds as net sales and record the net book value of the items at the time of sale as cost of sales in the condensed consolidated statements of income. Write-offs for losses on lost, damaged, and unreturned products are recorded as rental product depreciation within cost of sales.

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

Total acquisition costs incurred by the Company in connection with the purchase were $0.5 million and primarily related to legal fees. These costs are recorded within general and administrative expenses in the condensed consolidated statements of income.

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

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of September 30, 2024 and December 31, 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2024 and December 31, 2023.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2024. As of September 30, 2024, approximately 8.9 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the nine months ended September 30, 2024 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2024	5,229,440	$15.62	8.0	$18,882
Granted	180,655	18.88	9.4
Exercised	(131,171)	10.36	—
Forfeited	(96,140)	22.66	—
Expired	(11,124)	21.20	—
Balance at September 30, 2024	5,171,660	15.72	7.4	55,810
Exercisable at September 30, 2024	1,804,269	15.12	5.4	21,425
Vested and expected to vest	3,700,471	16.78	6.8	38,567

RSU award activity for the nine months ended September 30, 2024 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2024	33,136	$19.91	0.4	$549
Granted (1)	119,151	22.74	0.8
Released	(78,805)	21.74	—
Forfeited (2)	(437)	26.82	—
Unvested at September 30, 2024	73,045	22.52	1.3	1,810
(1)
Includes an adjustment of 6,847 shares underlying performance-based RSU awards made during the nine months ended September 30, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (437) shares underlying performance-based RSU awards made during the nine months ended September 30, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 35,049 options and 65,306 RSUs granted during the three months ended September 30, 2024 and 180,655 options and 112,304 RSUs granted during the nine months ended September 30, 2024. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2024 was $9.82 and $10.43, respectively. The weighted average grant-date fair value of RSUs granted during the three and nine months ended September 30, 2024 was $24.28 per share and $22.49 per share, respectively.

As of September 30, 2024, there was $14.7 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.0 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of September 30, 2024, we had $1.3 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.4 years. As of September 30, 2024, we had unrecognized stock-based compensation expense of $10.0 million for the operational milestones that were considered not probable of achievement. During the three and nine months ended September 30, 2024, we recorded stock-based compensation expense of $0.2 million and $0.3 million, respectively, related to the 2023 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.1 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $6.8 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively. There was an excess income tax benefit of $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended September 30, 2024 and $0.2 million for both the nine months ended September 30, 2024 and 2023. There was no excess income tax benefit recognized during the three months ended September 30, 2023.

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

Tax Contingencies

We are subject to income taxes in the United States, the United Kingdom, or UK and France. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

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

In February 2024, the U.S. Fish and Wildlife Service served us with a notice of violation and proposed civil penalty, alleging that we have violated certain administrative requirements under the Endangered Species Act and the Lacey Act in connection with our export and import of certain items of merchandise. During the fourth quarter of 2023, we accrued $2.8 million to general and administrative expenses for estimated losses and legal fees related to this matter and during the second quarter of 2024, we accrued an additional $0.4 million to general and administrative expenses for estimated losses and legal fees related to this matter. In June 2024, we entered into a final settlement with the U.S. Fish and Wildlife Service and paid $3.2 million in settlement cost and legal fees related to this matter.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$14,445	$4,308	$49,800	$32,885
Provision for income taxes	3,694	1,130	12,799	8,232
Effective tax rate	25.6%	26.2%	25.7%	25.0%

The decrease in the effective tax rate for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in excess tax benefits related to the exercise of non-qualified stock options. The increase in the effective tax rate for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in state income taxes.

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

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	70,729,915	$71	$121,334	$284,350	$—	$405,755
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	101,230	—	922	—	—	922
Repurchases of Class A common stock	(118,193)	—	—	(1,858)	—	(1,858)
Equity-based compensation	—	—	2,098	—	—	2,098
Cumulative translation adjustment	—	—	—	2,869	—	2,869
Issuance of non-controlling interest at fair value	—	—	(471)	—	745	274
Net income (loss)	—	—	—	10,971	(220)	10,751
Ending balance	70,712,952	$71	$123,883	$296,332	$525	$420,811

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	73,478,017	$74	$113,749	$292,219	$—	$406,042
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	5,610	—	76	—	—	76
Repurchases of Class A common stock	(907,219)	(1)	—	(12,583)	—	(12,584)
Equity-based compensation	—	—	1,228	—	—	1,228
Cumulative translation adjustment	—	—	—	(1,414)	—	(1,414)
Net income	—	—	—	3,178	—	3,178
Ending balance	72,576,408	$73	$115,053	$281,400	$—	$396,526

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,290,708	$72	$116,713	$268,355	$—	$385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	189,442	—	890	—	—	890
Repurchases of Class A common stock	(767,198)	(1)	—	(11,875)	—	(11,876)
Equity-based compensation	—	—	6,751	—	—	6,751
Cumulative translation adjustment	—	—	—	2,631	—	2,631
Issuance of non-controlling interest at fair value	—	—	(471)	—	745	274
Net income (loss)	—	—	—	37,221	(220)	37,001
Ending balance	70,712,952	$71	$123,883	$296,332	$525	$420,811

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	73,363,629	$74	$110,338	$269,161	$—	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	119,998	—	486	—	—	486
Repurchases of Class A common stock	(907,219)	(1)	—	(12,583)	—	(12,584)
Equity-based compensation	—	—	4,229	—	—	4,229
Cumulative translation adjustment	—	—	—	169	—	169
Net income	—	—	—	24,653	—	24,653
Ending balance	72,576,408	$73	$115,053	$281,400	$—	$396,526

Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the stock repurchase program will be retired. During the three months ended September 30, 2024, we repurchased and retired 118,193 shares of Class A common stock for a total cost of $1.9 million, exclusive of broker fees and excise taxes, at an average price of $15.67. During the nine months ended September 30, 2024, we repurchased and retired 767,198 shares of Class A common stock for a total cost of $11.8 million, exclusive of broker fees and excise taxes, at an average price of $15.35. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$5,792	$4,959	$1,764	$1,414	$19,966	$17,035	$13,698	$10,955
Net loss attributable to non-controlling interest	119	101	—	—	119	101	—	—
Net income attributable to common stockholders — basic	5,911	5,060	1,764	1,414	20,085	17,136	13,698	10,955
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	5,060	—	1,414	—	17,136	—	10,955	—
Reallocation of undistributed earnings to Class B common stock	—	70	—	11	—	202	—	129
Net income attributable to common stockholders — diluted	$10,971	$5,130	$3,178	$1,425	$37,221	$17,338	$24,653	$11,084
Denominator
Weighted average shares used to compute earnings per share — basic	38,077	32,596	40,665	32,597	38,205	32,597	40,761	32,597
Conversion of Class B to Class A common stock outstanding	32,596	—	32,597	—	32,597	—	32,597	—
Effect of dilutive stock options and RSUs	850	850	454	454	722	722	700	700
Weighted average number of shares used to compute earnings per share — diluted	71,523	33,446	73,716	33,051	71,524	33,319	74,058	33,297
Earnings per share:
Basic	$0.16	$0.16	$0.04	$0.04	$0.53	$0.53	$0.34	$0.34
Diluted	$0.15	$0.15	$0.04	$0.04	$0.52	$0.52	$0.33	$0.33

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options to purchase Class A and Class B common stock, and RSUs	1,249	1,620	1,457	1,164

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and nine months ended September 30, 2024 and 2023, no customer represented over 10% of net sales.

The following tables summarize our net sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2024	2023	2024	2023
REVOLVE	$243,421	$217,698	$718,545	$684,500
FWRD	39,725	39,905	117,638	126,441
Total	$283,146	$257,603	$836,183	$810,941

Gross profit
REVOLVE	$131,476	$119,003	$397,043	$370,474
FWRD	13,391	14,229	41,932	49,676
Total	$144,867	$133,232	$438,975	$420,150

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$222,650	$207,171	$666,840	$656,747
Rest of the world (1)	60,496	50,432	169,343	154,194
Total	$283,146	$257,603	$836,183	$810,941

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales
Fashion Apparel	$120,225	$106,835	$359,964	$349,016
Dresses	88,197	80,061	257,219	248,061
Handbags, Shoes and Accessories	59,395	57,598	175,548	179,001
Beauty	11,240	10,704	34,796	28,855
Other (1)	4,089	2,405	8,656	6,008
Total net sales	$283,146	$257,603	$836,183	$810,941

As a percentage of net sales
Fashion Apparel	42%	42%	43%	43%
Dresses	32%	31%	31%	31%
Handbags, Shoes and Accessories	21%	22%	21%	22%
Beauty	4%	4%	4%	3%
Other (1)	1%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Expected merchandise returns, net	$30,938	$26,127
Advanced payments on inventory to be delivered from vendors	10,513	10,306
Other	35,078	29,090
Total prepaid expenses and other current assets	$76,529	$65,523

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Marketing	$11,608	$14,113
Salaries and related benefits	6,132	6,683
Sales taxes	5,486	5,332
Selling and distribution	4,396	3,927
Other	10,586	10,659
Total accrued expenses	$38,208	$40,714

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Store credit	$17,084	$13,389
Loyalty Club liability	6,000	5,530
Gift cards	4,376	4,489
Other	4,681	7,034
Total other current liabilities	$32,141	$30,442

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
•
our ability to expand our operations and physical store presence in an efficient and cost-effective manner;
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

To date, we have successfully expanded internationally with limited investment and physical presence. Our ongoing initiative to elevate the international service levels and customer experience has been a key contributor to our growth. We also offer REVOLVE products on international marketplaces such as Tmall Global, RED and Douyin in China and Nykaa Fashion in India, to expand our distribution reach in these key geographies. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except average order value and percentages)
Gross margin	51.2%	51.7%	52.5%	51.8%
Adjusted EBITDA	$17,503	$9,484	$51,244	$34,871
Free cash flow	$6,171	$11,492	$16,174	$44,104
Active customers	2,628	2,510	2,628	2,510
Total orders placed	2,200	2,133	6,694	6,679
Average order value	$303	$299	$303	$296

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other income, net; taxes; and depreciation and amortization; adjusted to exclude the effects of equity-based compensation expense, certain transaction costs and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

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

A reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$10,751	$3,178	$37,001	$24,653
Excluding:
Other income, net	(192)	(3,984)	(9,784)	(12,950)
Provision for income taxes	3,694	1,130	12,799	8,232
Depreciation and amortization	983	1,293	3,501	3,752
Equity-based compensation	2,098	1,228	6,751	4,229
Transaction costs	169	—	494	—
Non-routine items(1)	—	6,639	482	6,955
Adjusted EBITDA	$17,503	$9,484	$51,244	$34,871

(1)

Non-routine items in the nine months ended September 30, 2024 represent an accrual and a charge for a previously disclosed and now settled matter related to non-routine import and export fees. Non-routine items in the three and nine months ended September 30, 2023 represent an accrual and a charge related to a separate settled legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$9,052	$12,486	$22,774	$47,218
Purchases of property and equipment	(1,037)	(994)	(3,819)	(3,114)
Purchases of rental product	(1,844)	—	(2,781)	—
Free cash flow	$6,171	$11,492	$16,174	$44,104
Net cash used in investing activities	$(2,881)	(994)	$(7,027)	$(3,114)
Net cash used in financing activities	$(936)	$(12,508)	$(10,986)	$(12,098)

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

Active customers increased during the period ended September 30, 2024 compared to the same period in 2023 primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts.

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

Total orders placed increased in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Total orders placed were relatively flat in the nine months ended September 30, 2024 compared to the same period in 2023.

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

Average order value increased in the three and nine months ended September 30, 2024 relative to the same periods in 2023 primarily due to a higher percentage of sales at full price.

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

We seek to engage with our customers and build awareness of our brands through delivering unique events and experiences, including short-term pop-up retail experiences. We also recently opened our first permanent brick-and-mortar store and we may be opening additional physical stores in the future. We plan to continue to conduct in-person events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time.

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party (including iconic luxury brands) and owned brands. Our product mix consists primarily of apparel, footwear, beauty, accessories and home products.

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.0% and 84.5% of our net sales for the three months ended September 30, 2024 and 2023, respectively, and 85.9% and 84.4% of our net sales for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, REVOLVE generated $243.4 million and $217.7 million in net sales, respectively, representing an increase of 11.8%. The net sales increase in the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a lower proportion of returned purchases combined with an increase in the number of orders shipped and an increase in average order value. During the nine months ended September 30, 2024 and 2023, REVOLVE generated $718.5 million and $684.5 million in net sales, respectively, representing an increase of 5.0%. The net sales increase in the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in average order value combined with a lower proportion of returned purchases and a slight increase in the number of orders shipped.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 14.0% and 15.5% of our net sales for the three months ended September 30, 2024 and 2023, respectively, and 14.1% and 15.6% of our net sales for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, FWRD generated $39.7 million and $39.9 million in net sales, respectively, representing a decrease of 0.5%. The net sales decrease in the three months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a decrease in average order value. During the nine months ended September 30, 2024 and 2023, FWRD generated $117.6 million and $126.4 million in net sales, respectively, representing a decrease of 7.0%. The net sales decrease in the nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a decrease in the number of orders shipped combined with a decrease in average order value.

Net sales to customers in the United States contributed to 78.6% and 80.4% of our net sales for the three months ended September 30, 2024 and 2023, respectively, and 79.7% and 81.0% of our net sales for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, net sales to customers in the United States were $222.7 million and $207.2 million, respectively, representing an increase of 7.5%. During the nine months ended September 30, 2024 and 2023, net sales to customers in the United States were $666.8 million and $656.7 million, respectively, representing an increase of 1.5%.

Net sales to customers outside of the United States contributed to 21.4% and 19.6% of our net sales for the three months ended September 30, 2024 and 2023, respectively, and 20.3% and 19.0% of our net sales for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, net sales to customers outside of the United States were $60.5 million and $50.4 million, respectively, representing an increase of 20.0%. During the nine months ended September 30, 2024 and 2023, net sales to customers outside of the United States were $169.3 million and $154.2 million, respectively, representing an increase of 9.8%.

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

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, beauty, accessories and home products. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase, the amount of returned merchandise and average order value.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing our fulfillment centers, including costs attributed to inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Fulfillment expenses also include the cost of warehousing facilities. We expect fulfillment expenses to fluctuate as a percentage of net sales due to pressure from increased costs such as wages and other input cost pressure, expansion of our fulfillment network footprint and capacity, and our customers’ propensity to return merchandise. Longer term, we expect operating efficiencies from increased scale as well as automation of the fulfillment center workflow.

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to fluctuate as a percentage of net sales reflecting changes to input costs, particularly freight charges and fuel surcharges, from changes in our return rates due to consumer behavior, investments in international markets to offer hassle-free returns and efficiencies realized from optimized shipping methods.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by foreign currency exchange gains and losses and fees associated with our line of credit. For the nine months ended September 30, 2024, other income, net also includes $2.8 million of insurance proceeds related to a legal matter and a bargain purchase gain of $1.9 million resulting from a business acquisition. For the nine months ended September 30, 2023, other income, net includes $5.1 million of insurance proceeds related to a legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net sales	$283,146	$257,603	$836,183	$810,941
Cost of sales	138,279	124,371	397,208	390,791
Gross profit	144,867	133,232	438,975	420,150
Operating expenses:
Fulfillment expenses	9,268	9,185	27,933	27,657
Selling and distribution expenses	47,930	48,925	146,810	151,276
Marketing expenses	39,510	39,581	123,850	129,421
General and administrative expenses	33,906	35,217	100,366	91,861
Total operating expenses	130,614	132,908	398,959	400,215
Income from operations	14,253	324	40,016	19,935
Other income, net	(192)	(3,984)	(9,784)	(12,950)
Income before income taxes	14,445	4,308	49,800	32,885
Provision for income taxes	3,694	1,130	12,799	8,232
Net income	$10,751	$3,178	$37,001	$24,653

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.8%	48.3%	47.5%	48.2%
Gross profit	51.2%	51.7%	52.5%	51.8%
Operating expenses:
Fulfillment expenses	3.3%	3.6%	3.3%	3.4%
Selling and distribution expenses	16.9%	19.0%	17.6%	18.6%
Marketing expenses	13.9%	15.4%	14.8%	16.0%
General and administrative expenses	12.0%	13.7%	12.0%	11.3%
Total operating expenses	46.1%	51.6%	47.7%	49.3%
Income from operations	5.0%	0.1%	4.8%	2.5%
Other income, net	(0.1%)	(1.5%)	(1.2%)	(1.6%)
Income before income taxes	5.1%	1.6%	6.0%	4.1%
Provision for income taxes	1.3%	0.4%	1.6%	1.0%
Net income	3.8%	1.2%	4.4%	3.1%

Comparison of the Three Months Ended September 30, 2024 and 2023

Net Sales

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Net sales	$283,146	$257,603	$25,543	9.9%

The increase in net sales for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a lower proportion of returned purchases combined with a 3.2% increase in the number of orders shipped and a 1.3% increase in the average order value.

Net sales in the REVOLVE segment increased 11.8% to $243.4 million in the three months ended September 30, 2024 compared to net sales of $217.7 million in the same period in 2023. Net sales in the FWRD segment decreased 0.5% to $39.7 million in the three months ended September 30, 2024 as compared to net sales of $39.9 million in the same period in 2023.

Cost of Sales

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of sales	$138,279	$124,371	$13,908	11.2%
Percentage of net sales	48.8%	48.3%

The increase in cost of sales for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in net sales. The increase in cost of sales as a percentage of net sales was primarily due to deeper markdowns within our markdown inventory, a higher mix of third-party brand sales, higher inventory valuation adjustments and increased inbound shipping rates.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Fulfillment expenses	$9,268	$9,185	$83	0.9%
Percentage of net sales	3.3%	3.6%

Fulfillment expenses for the three months ended September 30, 2024 were relatively flat as compared to the same period in 2023. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases and an increase in average order value.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Selling and distribution expenses	$47,930	$48,925	$(995)	(2.0%)
Percentage of net sales	16.9%	19.0%

The decrease in selling and distribution expenses for the three months ended September 30, 2024, as compared to the same period in 2023, was due to a $2.4 million decrease in shipping and handling costs and a $0.3 million decrease in other shipping expenses, partially offset by a $1.7 million increase in merchant processing fees. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates, a lower proportion of returned purchases and higher average order value as compared to the same period in the prior year, partially offset by higher merchant processing fees.

Marketing Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Marketing expenses	$39,510	$39,581	$(71)	(0.2%)
Percentage of net sales	13.9%	15.4%

Marketing expenses for the three months ended September 30, 2024 were relatively flat compared to the same period in 2023, as a $1.8 million decrease in brand marketing expense was partially offset by a $1.7 million increase in performance marketing expense. The decrease in marketing expenses as a percentage of net sales was due to efficiencies in our brand marketing and performance marketing investments.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative expenses	$33,906	$35,217	$(1,311)	(3.7%)
Percentage of net sales	12.0%	13.7%

The decrease in general and administrative expenses for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a $6.6 million decrease in non-routine expenses, partially offset by a $1.8 million increase in salaries and related benefits, a $0.8 million increase related to professional services and other occupancy costs, a $0.9 million increase in equity-based compensation expense and a $1.8 million increase in other operating expenses. The decrease in general and administrative expenses as a percentage of net sales was primarily due to a $6.6 million accrual for a legal matter recorded during the three months ended September 30, 2023.

Income Taxes

	Three Months Ended September 30,
	2024	2023
	(dollars in thousands)
Income before income taxes	$14,445	$4,308
Provision for income taxes	3,694	1,130
Effective tax rate	25.6%	26.2%

The decrease in the effective tax rate for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in excess tax benefits related to the exercise of non-qualified stock options.

Comparison of the Nine months Ended September 30, 2024 and 2023

Net Sales

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Net sales	$836,183	$810,941	$25,242	3.1%

The increase in net sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a 2.4% increase in the average order value combined with a slight increase in the number of orders shipped and a slightly lower proportion of returned purchases.

Net sales in the REVOLVE segment increased 5.0% to $718.5 million in the nine months ended September 30, 2024 compared to net sales of $684.5 million in the same period in 2023. Net sales in the FWRD segment decreased 7.0% to $117.6 million in the nine months ended September 30, 2024 as compared to net sales of $126.4 million in the same period in 2023.

Cost of Sales

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of sales	$397,208	$390,791	$6,417	1.6%
Percentage of net sales	47.5%	48.2%

The increase in cost of sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in net sales and an increase in inbound shipping expenses to receive product merchandise from vendors. The decrease in cost of sales as a percentage of net sales was primarily due to a higher percentage of full price sales, partially offset by increased inbound shipping rates and a higher mix of third-party brand sales.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Fulfillment expenses	$27,933	$27,657	$276	1.0%
Percentage of net sales	3.3%	3.4%

Fulfillment expenses for the nine months ended September 30, 2024 were slightly higher as compared to the same period in 2023, primarily due to increased occupancy costs, partially offset by efficiencies gained from successful expansion and optimization of our fulfillment network. The decrease in fulfillment expenses as a percentage of net sales was primarily due to an increase in average order value and a lower proportion of returned purchases.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Selling and distribution expenses	$146,810	$151,276	$(4,466)	(3.0%)
Percentage of net sales	17.6%	18.6%

The decrease in selling and distribution expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a $7.5 million decrease in shipping and handling costs, a $1.0 million decrease in commissions and other selling expenses, partially offset by a $4.0 million increase in merchant processing fees. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates and higher average order value as compared to the same period in the prior year, partially offset by higher merchant processing fees.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Marketing expenses	$123,850	$129,421	$(5,571)	(4.3%)
Percentage of net sales	14.8%	16.0%

The decrease in marketing expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to increased efficiencies in our brand marketing investments. As a result, we experienced a decrease of $5.6 million in brand marketing expense. The decrease in marketing expenses as a percentage of net sales was due to efficiencies in our brand marketing and performance marketing investments.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative expenses	$100,366	$91,861	$8,505	9.3%
Percentage of net sales	12.0%	11.3%

The increase in general and administrative expenses for the nine months ended September 30, 2024, as compared to the same period in 2023, was due to a $4.7 million increase in salaries and related benefits, a $3.7 million increase related to professional services and other occupancy costs, a $2.5 million increase in equity-based compensation expense and a $4.1 million increase in other operating expenses and transaction costs, partially offset by a $6.5 million decrease in non-routine expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Income before income taxes	$49,800	$32,885
Provision for income taxes	12,799	8,232
Effective tax rate	25.7%	25.0%

The increase in the effective tax rate for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in state income taxes.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$252,841	$245,449
Accounts receivable, net	11,527	12,405
Working capital(1)	369,038	338,969

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of September 30, 2024, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the "Risk Factors" section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of September 30, 2024 and December 31, 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2024 and December 31, 2023.

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

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$22,774	$47,218
Net cash used in investing activities	(7,027)	(3,114)
Net cash used in financing activities	(10,986)	(12,098)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2024, we generated $22.8 million of operating cash flow as compared to $47.2 million for the same period in 2023. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital, partially offset by higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. In addition, for the nine months ended September 30, 2024, our investing activities included purchases of rental product and cash paid for an acquisition. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $7.0 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $11.0 million and $12.1 million for the nine months ended September 30, 2024 and 2023, respectively, and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program.

Contractual Obligations

As of September 30, 2024, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, public health crises, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values and home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, labor strikes, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, other geopolitical tensions, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Our business requires us to manage a large volume of inventory effectively. We add new products to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, is difficult to forecast and can change significantly between the time inventory is ordered and the date of sale, resulting in higher inventory levels that may adversely impact our operating results, or insufficient inventory that may adversely impact the conversion of demand for our merchandise. Demand may be affected by macroeconomic factors such as high inflation and low consumer confidence, public health crises, wars and other geopolitical tensions, seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, and various other factors, such as political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. Various factors and events outside of our control impact our supply chain and may delay or prevent our manufacturing and may also increase the cost to manufacture or transport product that is sourced in China. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has in the past been, and may in the future be, negatively impacted by events such as wars and geopolitical tensions, public health crises, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We accept merchandise returns for full refund if returned within 30 days of the original purchase date and merchandise may be exchanged up to 60 days from the original purchase date. Due to our liberal return policy and consumer behavior, we have experienced and may in the future experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may in the future experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, the size and timing of federal stimulus programs, salaries and wage rates, high inflation, high interest rates, recession or fears of recession, housing costs, energy and fuel costs, the resumption of student loan repayments, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

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

Customer or influencer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices, customer support, brand marketing events or other actions taken by us, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands. We believe that a meaningful portion of the growth in our customer base to date has originated from social media and our influencer-driven marketing strategy. Over the long term, if we are not able to develop and maintain positive relationships with our large network of influencers, our ability to promote and maintain awareness of our sites and brands and leverage social media platforms to drive visits to our sites may be adversely affected.

Use of social media and influencers may materially and adversely affect our reputation or subject us to regulatory and tax obligations, fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain accounts on Instagram, Facebook, TikTok, Pinterest, YouTube and X. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, and as customer behavior and preferences evolve, we must continue to adapt to maintain an effective and authentic presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools and effectively engage with our customers, our ability to maintain and acquire customers and our financial condition may suffer. In addition, social media platforms we use have and may continue to change their policies or algorithms, leading to shifts in the level of video and recommended content, which may impact our ability to fully optimize such platforms.

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

In an effort to further engage with our customers and build awareness of our brands, we sponsor unique events and experiences, including short-term pop-up retail experiences. We also recently opened our first permanent brick-and-mortar store and we may be opening additional physical stores in the future. We have limited experience in brick-and-mortar retail. We may not be successful in opening new physical stores and we may not successfully identify the correct markets in which to open stores. If we are unable to cost-effectively expand our presence through brick-and-mortar stores, our operating results and reputation could be materially adversely impacted. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges caused by a number of factors and events, such as public health crises, wars and geopolitical tensions in Ukraine/Russia, Israel/Gaza and the Middle East, port closures, strikes and labor shortages, we have in the past experienced, and may in the future experience, delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises, have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations has and may continue to negatively impact our supply chain and our cost to source from China.

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

Shipping is a critical part of our business and any changes in or interruptions to our shipping arrangements, or any damage, theft or loss of inventory during shipping, could adversely affect our business and operating results.

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets, including as a consequence of wars and geopolitical tension in the Middle East, has in the past resulted, and may in the future result, in higher fuel prices, which many shipping companies pass on to their customers by increasing fuel surcharges. We have experienced such increased shipping costs, and may experience increasing shipping costs in the future. We have not historically passed on such increased costs to our customers, which may adversely impact our operating results. If we were to pass such cost increases on to our customers in the future, it could adversely impact the demand for our products and we may therefore not be able to pass on such cost increases.

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, such as the COVID-19 pandemic, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, geopolitical tensions, terrorism, trade embargoes, customs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods, restrict our use of the de minimis exemption on imported goods and restrict the flow of our goods between the United States and China.

We are also subject to risks of damage, theft or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged, stolen or lost during the delivery process, our customers could become dissatisfied and cease shopping from us, which would adversely affect our business and operating result.

Our industry is highly competitive and if we do not compete effectively, our operating results could be adversely affected.

The retail industry is highly competitive. We compete with department stores, specialty retailers, independent retail stores, the online offerings of these traditional retail competitors, brands that we offer that also offer their merchandise directly to the consumer, and eCommerce companies that market merchandise similar to the merchandise we offer. We believe our ability to compete depends on many factors within and beyond our control, including:

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

Although our net sales have grown profitably over time, this should not be considered as indicative of our future performance. We may not be successful in navigating through macroeconomic challenges and may not be successful in executing our growth strategy. Even if we manage through external challenges effectively and achieve our strategic plan, we may not be able to sustain profitability. In future periods, our net sales may decline or grow more slowly than we expect.

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

We operate three fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes and other business limitations and restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to public health crises have in the past adversely impacted our ability to staff our Los Angeles fulfillment center. If government authorities impose new restrictions on businesses due to future public health crises or otherwise, including ones that would require closure of our fulfillment centers, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

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

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises; political crises; terrorist attacks; wars and geopolitical tensions; worsening U.S.-China relations; social unrest; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, or the operations of one or more of our third-party providers or vendors, and adversely affect our operating results.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Alphabet Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has negatively impacted the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024. We also depend on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We may incur significant losses from fraud and theft.

We have in the past incurred and may in the future incur losses from various types of fraud and theft, including theft, stolen credit card numbers, claims that a customer did not authorize a purchase, merchant fraud and customers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Although we have measures in place and utilize third parties to detect and reduce the occurrence of theft and fraudulent activity, those measures and providers may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results.

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

As part of our long-term growth plans, we have and may in the future acquire, invest in or partner with additional businesses, assets and technologies, and enter into commercial collaborations, which we believe could further complement or expand our business. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Moreover, we may not benefit from our acquisitions and other strategic transactions as we expect or in the timeframe we expect, which could adversely affect our business, operating results and financial condition. We also may issue additional equity securities in connection with such transactions, which could cause dilution to our stockholders. Finally, our acquisitions and other strategic transactions could be viewed negatively by analysts, investors or customers and cause our stock price to decline.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.

We have been and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by customers, employees, suppliers, competitors, government agencies, law enforcement, customs officials or others. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage our reputation, require significant amounts of management time, result in impositions of fines or other remedial measures as a result of underpayment and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and eCommerce. Existing and future regulations and laws could impede the growth of the Internet, eCommerce or mobile commerce. These regulations and laws may involve online payments, taxes, tariffs, privacy, data protection, data security, anti-spam, content protection, website accessibility, Internet neutrality, artificial intelligence, automated decision making, electronic contracts and communications, consumer protection, and gift cards. Additional examples include limitations on marketplace scope or ownership, intermediary liability protections, online platform liability, content moderation, online child safety, marketplace seller regulation, packaging and recycling requirements, seller certification and representative requirements, and know-your-customer/business regulations.

These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. It is not clear how existing laws governing issues such as property ownership, libel, consumer protection, sales and other taxes, and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or eCommerce, may subject us to inconsistent obligations across jurisdictions.

We strive to comply with all applicable laws, and compliance is often complex and/or operationally challenging. In addition, applicable laws may conflict with each other or our practices and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

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

There is inherent risk associated with operating in regions outside of the United States. We recently opened an office in the Philippines to support our customer service and certain administrative functions and a small number of our employees are working remotely in other regions outside the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, laws, regulations, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating net sales from foreign operations for a variety of reasons, including:

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

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Additionally, in June 2023, Apple announced new SDK privacy controls that it integrated into

iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or the EEA, to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework subsequently was invalidated by the Swiss Federal Data Protection and Information Commissioner. Following issuance of a U.S. executive order, a new framework, the EU-U.S. Data Privacy Framework, or DPF, was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S., or the UK DPF Extension, are available for companies to use to legitimize personal data transfers to the U.S. from the EEA and UK. Additionally, on September 15, 2024, the Swiss Federal Council announced an adequacy finding regarding the Swiss-U.S. Data Privacy Framework, or the Swiss-U.S. DPF, which is available for companies to use to legitimize personal data transfers from Switzerland to the U.S. The DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK DPF Extension may be modified and subject to legal challenges in the future, and it remains unclear whether the DPF, the Swiss-U.S. DPF, or the UK DPF Extension will be appropriate for us to rely on. Developments relating to cross-border data transfer may result in data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe or other regions to the U.S. The European Commission has released revised SCCs addressing the CJEU concerns. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

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

We rely on information technology networks and systems to market and sell our products, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We depend on a variety of information systems to effectively process customer orders and we depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, other security breaches and incidents, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems or the systems of our third-party service providers could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process retail customers’ orders and eCommerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown and we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected and we could experience delays in reporting our financial results.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of September 30, 2024, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 46% of the outstanding shares of common stock and collectively controlled approximately 90% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Future issuances of shares of our Class A common stock or the conversion of a substantial number of shares of our Class B common stock, or the perception that these issuances or conversions may occur, could depress the market price of our Class A common stock and result in dilution to our existing stockholders. Also, to the extent outstanding options are exercised or RSUs or other equity-based awards become vested, there will be further dilution which could be substantial. Furthermore, we may issue additional equity securities that could have rights senior to those of our Class A common stock.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	118,193	$15.67	118,193	$57,648,139
August 1, 2024 to August 31, 2024	—	$—	—	$57,648,139
September 1, 2024 to September 30, 2024	—	$—	—	$57,648,139
Total	118,193		118,193

(1)	Exclusive of broker fees and excise taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 15, 2024, MMMK Development, Inc., or MMMK Development, an entity controlled by our co-chief executive officers, Mike Karanikolas and Michael Mente, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,813,100 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.

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

Date: November 5, 2024