Form 10-K
period 2024-12-31
Revolve Group, Inc.
filed 2025-02-25
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

There were 40,298,699 shares of Class A common stock and 30,931,362 shares of Class B common stock outstanding as of February 18, 2025. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $603.0 million as of June 28, 2024, based upon the last reported sales price on the New York Stock Exchange on that date of $15.91.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
Our operating results could be adversely affected by natural disasters, such as wildfires and earthquakes, public health crises, political crises, terrorist attacks, wars and geopolitical tensions, social unrest and other catastrophic events.
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
•
the effect of tariffs imposed by the U.S. government or a global trade war;
•
our ability to retain our existing customers and acquire new customers;
•
our ability to sustain and expand our gross margin and Adjusted EBITDA margin, a non-GAAP financial measure;
•
our ability to respond to changing consumer demand, spending habits and customer preferences, and our ability to accurately and effectively engage in predictive analytics;
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
•
our ability to expand our product offerings, including our owned brands;
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
•
seasonal sales fluctuations;
•
the effect of claims, lawsuits, government investigations, other legal or regulatory proceedings or commercial or contractual disputes; and

•
the effect of natural disasters, such as wildfires and earthquakes, or other catastrophic events.

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

PART I

Item 1. BUSINESS

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 110,000 apparel and footwear styles, as well as beauty, accessories and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,400 emerging, established and owned brands. Through more than 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

To improve on the merchandise offerings of traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing and trend-forecasting algorithms. Our proprietary technology leverages a comprehensive data net that encompasses millions of styles, attributes and customer interactions forming a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground up to make decisions in a data-first, customer-centric way. Our approach facilitates constant newness, with over 1,900 new styles launched per week on average in 2024. Illustrating the efficacy of our data-driven merchandising, in 2024, approximately 82% of our net sales were at full price, which we believe is appreciably higher than industry benchmarks. We define net sales at full price as sales with a price of not less than 95% of the full retail price.

Our powerful brands and innovative marketing strategy connect with the growing next-generation customer demographics. We have built a large community of influencer and brand partners, including thousands of influencers enrolled in our proprietary brand ambassador program, as well as some of the most influential celebrities in the world such as our FWRD Creative Director, Kendall Jenner. Through our strong brand, deep relationships and history of mutually beneficial partnerships, we believe we have become a partner of choice for influencers worldwide. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive long-term loyalty and engagement with our community of brands, customers and influencers. We complement our experiential brand marketing with sophisticated, data-driven performance marketing, the combination of which drives customer acquisition and retention that are key drivers of our customer lifetime value.

Our data-driven merchandising and marketing competencies enable an owned brand strategy that further differentiates our merchandise assortment, provides increased control of our supply chain and has the opportunity to expand gross profit margins over the long-term. We have built a portfolio of 29 owned brands, each crafted with unique attributes with pricing similar to that of premium third-party brands, supported by dedicated marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. In 2024, our owned brands represented five out of our top ten brands in the REVOLVE segment and contributed 18.2% of the REVOLVE segment’s net sales.

Representative REVOLVE Owned Brands

Our Industry

Large and Growing Addressable Market. We participate in the large and growing apparel, footwear, beauty, accessories and home product sectors. We believe that favorable demographic trends, the continued shift to digital channels and continued innovation in fashion and customer experience will drive long-term growth in our addressable market.

Growth in Digital Channels. Over the past several years, consumers have increasingly used digital channels to make purchases, a trend supported by innovation in the digital shopping experience and by the closure of tens of thousands of physical retail stores in recent years. Mobile sales in particular have rapidly increased as consumers leverage advances in technology, further enhancing their ability to discover, browse and purchase anytime from anywhere. In 2024, customer orders placed through mobile devices represented 73.7% of our total orders.

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

The nature of consumer engagement with brands and retailers is evolving in tandem with the continued transition to digital channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from brands and influencers, as well as dialogue within their social network, as their source of inspiration and discovery and to inform their purchasing decisions. These influences can have a more powerful impact than traditional advertising methods because personal tastes and preferences are communicated in a more authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to U.S. Federal Reserve data, the Millennials’ share of U.S. household net worth during the first nine months of 2024 more than doubled compared to the same period in 2019.

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

Our Competitive Strengths

Leading Destination for Premium Fashion for the Next-Generation Consumer. We believe we are the leading U.S. online destination targeted towards next-generation consumers seeking premium fashion. In 2024, we generated $1.1 billion in net sales, served 2.7 million active customers, offered over 1,400 brands and delivered over 210,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States. Our average order value was $302 in 2024, which is reflective of our focus on premium merchandise and our differentiation from mass market, low price or value-based retailers. Our business is specifically targeted towards next-generation consumers, predominantly female, and we believe this more specific targeting results in a better experience for our customer, leading to strong loyalty and increases in market share over time. We further believe our brand and positioning in the market has strong network effects among our community of customers, brands and influencers, because we are able to provide increasing value to each of those constituents as our scale increases.

Data-Driven Merchandising. Our data-driven merchandising approach allows us to offer a broad yet curated assortment of on-trend apparel, footwear, beauty, accessories and home products while managing fashion and inventory risk. We employ a “read and react” model that combines quantitative and qualitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has limited overlap with other retailers. Furthermore, by introducing new products almost daily in limited quantities, we create a sense of urgency for our customers. As a result, sales of products at full retail price represented approximately 82%, 79%, 85%, 87% and 77% of total net sales in 2024, 2023, 2022, 2021 and 2020, respectively.

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

Marketing Strategy. Our marketing approach is integrated across all parts of the customer funnel and allows us to efficiently increase brand awareness, promote customer acquisition, encourage retention and maximize customer lifetime value. We have a history of being a leader in innovative digital and community-driven marketing and we believe we have positioned ourselves as a preferred partner for influencers and traditional marketing providers. We continuously provide our customers with aspirational and engaging content and amplify our message in a highly efficient manner through our network of thousands of influencers, elevated and aspirational social events and content that connects with our customers’ current lifestyle. We tightly integrate our marketing messaging into the shopping experience through compelling product curation, editorial content and daily product stories, creating a consistent experience for our customers across all touchpoints and allowing us to further control our merchandise sell-through. We complement our social media and community-driven brand marketing with sophisticated performance marketing efforts, including paid search and product listing ads, affiliate marketing, paid social, retargeting, personalized email and SMS marketing and mobile “push” communications through our mobile applications.

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

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with brand and performance marketing. Unlike traditional private label offerings, our owned brands command pricing similar to premium third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 4.2 million followers on Instagram and TikTok as of December 31, 2024. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on our sites. We bring new products to market by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our social media–driven marketing and events generates consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. Net sales of owned brands represented 18.2%, 20.0%, 22.4%, 20.1% and 26.7% of REVOLVE segment net sales for 2024, 2023, 2022, 2021 and 2020, respectively.

Proprietary, Scalable Technology Platform and Robust Data Net. Our proprietary, scalable technology, data analytics and artificial intelligence and machine learning-supported platform efficiently and seamlessly manages our merchandising, marketing, website experience, fulfillment, product development, sourcing, and pricing decisions. We have a proven history of leveraging our technology platform to flexibly expand capacity in a capital-efficient manner, as demonstrated by our capital expenditures averaging less than one percent of net sales for the past several years. We leverage a strategic asset of hundreds of millions of data points, drawing from more than 20 years of data across hundreds of thousands of styles, up to 60 unique attributes per style and millions of customer interactions. This data is leveraged throughout our operations to provide an optimized product offering, tailor our marketing efforts and continually enhance the experience on our sites. Our team of engineers, data scientists and business analysts continuously innovate to improve our platform and business processes to best serve our customers.

Founder-Led Management and Innovative Culture. The inspiration of our co-chief executive officers, Mike Karanikolas and Michael Mente, to transform the shopping experience by leveraging data and through innovative business strategies continues to influence everything we do. Our company culture and team mirror the attributes of our core customer; we are socially engaged, digital-first, high energy, results driven and collaborative. We hire people who are passionate about fashion, technology, customer service and entrepreneurialism, and who are not burdened by conventional notions of traditional retail. We encourage creativity and constant improvement with a singular focus on the customer experience. We give our employees the opportunity to make an immediate contribution to our business, while maintaining our commitment to maximizing value over the long term. The success of our managerial strategies and innovative culture is evident in our long track record and our ability to manage through significant challenges in the macroeconomic environment over the course of our operating history.

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

Evaluate Expansion of Physical Retail Stores. With our strong brands, unique assortment of merchandise and connection with the next-generation consumer, we believe there is an opportunity to expand our market share within our addressable market through expansion into physical retail. We intend to evaluate and test physical retail as a potential growth driver over the long term, building on our early success in leveraging physical retail locations to increase brand awareness and acquire new customers.

Continue to Innovate. We are innovating across our user interface, technology platform, supply chain and distribution capabilities to improve service levels, further enhance and personalize the customer experience, increase conversion rates and further optimize our operational processes. We are increasingly leveraging artificial intelligence, or AI, and machine learning to drive growth and efficiency throughout our operations, including to optimize our product assortment and personalize our website experience through advanced search and product recommendations.

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

We offer a broad yet curated assortment of over 110,000 apparel and footwear styles, as well as accessories, beauty and home products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing our position as the destination for discovery.

We update our sites almost daily with a constant flow of fresh, high-quality, authentic content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

We optimize our assortment through the development of a portfolio of 29 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand. We bring new owned brand products to market by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, the United States, India and other countries. We have developed deep relationships with a number of our suppliers and make efforts to ensure that all suppliers share our commitment to quality and ethics, including requiring them to certify adherence to our Code of Conduct.

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

We complement our social media efforts through a variety of brand marketing campaigns and events. Our events are attended by top influencers who promote the REVOLVE and FWRD brands and the products we offer. Our online presence includes the collective following of over 12.1 million Instagram and TikTok followers across REVOLVE, FWRD and our individual owned brands as of December 31, 2024. We complement our powerful social media and influencer marketing with a robust digital performance marketing strategy. Our digital performance marketing efforts are focused on acquiring and retaining customers through a variety of channels, including paid search and product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications.

Our Technology Platform

Our technology integrates seamlessly across multiple functions throughout the organization, connecting in a way that allows constant iteration and optimization. Our proprietary algorithms and technology infrastructure create the foundation for everything we do and include:

•
Data Science. Our technology mines more than 20 years of data from an internally developed database, consisting of hundreds of thousands of styles and millions of customer interactions, creating a strategic asset of hundreds of millions of data points.
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
•
Marketing. Our algorithms analyze the billions of impressions generated by our influencer network and the number of click-throughs and conversion rates from our performance marketing efforts to cost-efficiently and effectively market to consumers. We use customer shopping and purchase behavior to personalize our email, SMS and retargeting efforts seamlessly across multiple customer touchpoints.
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
•
Customer Service and Relationships. Our customer service technology is complemented by third party technology and provides our representatives with up-to-date and relevant product and fulfillment information to better serve our customer regardless of the communication channel. We generate highly personalized and relevant full life-cycle email, SMS and retargeting messaging. Our systems also continue to learn about each customer through historical purchase behavior as well as direct customer feedback and these learnings are applied to future interactions.
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

Our Customer Service, Fulfillment and Logistics

A key driver of our profitable growth and strong customer loyalty is our ability to provide an exceptional customer experience throughout the purchasing journey. Our ability to fulfill orders and process returns quickly and accurately is critically important to the customer experience. The vast majority of our customer service and fulfillment operations are managed directly by us allowing us to control the customer experience and provide a premium level of service to the customer. Additionally, in contrast to many eCommerce retailers that now offer many products for sale that are actually fulfilled by brands and other third parties, we directly fulfill the vast majority of customer orders from our distribution centers, which ensures that we can maintain an exceptional customer experience.

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

Our investments have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system creates a unique serial number for every individual item in our warehouse and enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas we offer free next-day shipping. Our efficient operations allow us to ship over 96% of orders on the same day if placed before 3:00 p.m. Eastern Time. We are also able to ship to and service customers in over 150 countries and territories and offer shipping within two to three business days for customers representing over 80% of our international sales.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Human Capital

As of December 31, 2024, we had 1,632 employees worldwide, most of whom are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives are focused on the retention, development and safety of our existing employees and the recruitment of new employees. We are focused on building a team and culture that is diverse, respectful, socially engaged, digital-first, high energy, results driven and collaborative. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits. Our talent acquisition efforts combined with retention of our employee base yielded positive results and allowed us to grow our headcount from just over 1,000 employees at the end of 2019 to over 1,600 employees at the end of 2024. We attribute this success to our strong brand and efficient recruitment process.

The following table sets forth the number of employees by team as of December 31, 2024:

Team	As of December 31, 2024
Fulfillment and logistics	779
Customer service	187
Owned brand design and development	158
Merchandising and planning	124
Creative photography, studio and editorial	116
Marketing	62
Technology and data science	56
Retail	37
Other	113
Total	1,632

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

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2024, we owned over 760 trademark registrations, over 70 trademark applications and over 90 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FWRD word marks and those marks associated with our unique individual owned brands. Our trademarks, including domain names, are material to our business and brand identity.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, public health crises, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values, home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, labor strikes, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, other geopolitical tensions, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. Various factors and events outside of our control impact our supply chain and may delay or prevent our manufacturing and may also increase the cost to manufacture or transport product that is sourced in China. In addition, the worsening of U.S.-China relations could also impact our supply chain and negatively impact the cost to source from China. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has in the past been, and may in the future be, negatively impacted by events such as wars and geopolitical tensions, public health crises, labor shortages, tariffs and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

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

Over the course of 2024, we offered over 1,000 emerging and established brands through REVOLVE, including 29 owned brands, and over 500 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. In 2022, we launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

We use third-party social media platforms as, among other things, marketing tools. For example, we maintain accounts on Instagram, Facebook, TikTok, Pinterest, YouTube and X. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing eCommerce and social media platforms continue to rapidly evolve and new platforms develop, existing platforms are banned and as customer behavior and preferences evolve, we must continue to adapt to maintain an effective and authentic presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools and effectively engage with our customers, our ability to maintain and acquire customers and our financial condition may suffer. In addition, social media platforms we use have and may continue to change their policies or algorithms, leading to shifts in the level of video and recommended content, which may impact our ability to fully optimize such platforms.

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump issued an executive order to delay the ban until April 2025. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property laws and tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

We establish and maintain relationships with both celebrity endorsers and design, celebrity and brand collaborators in order to develop, evaluate and promote our products as well as strengthen our brand. In a competitive environment, the costs associated with the establishment and retention of these relationships may increase and there can be no assurance that our investments and efforts will ultimately result in new customers or increased sales to existing customers. If we are unable to maintain current associations or establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to our financial results. In addition, any repeated or sustained negative shifts in the public or industry perception of any of our celebrity endorsers or collaborators could also seriously harm our brand image with customers and, as a result, could have a material adverse effect on our business, financial condition and operating results.

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

In an effort to further engage with our customers and build awareness of our brands, we sponsor unique events and experiences, including short-term pop-up retail experiences. We also recently opened our first permanent brick-and-mortar store, are in process of opening a second physical store and may open additional physical stores in the future. We have limited experience in brick-and-mortar retail. We may not be successful in opening new physical stores and we may not successfully identify the correct markets in which to open stores. If we are unable to cost-effectively expand our presence through brick-and-mortar stores, our operating results and reputation could be materially adversely impacted. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

We obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As eCommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also use paid and non-paid advertising. We acquire and retain customers through paid search and product listing ads, affiliate marketing, paid social media marketing, retargeting, personalized email and SMS marketing and mobile “push” communications through our mobile apps. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations has and may continue to negatively impact our supply chain and our cost to source from China.

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

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, geopolitical tensions, terrorism, trade embargoes, customs, tariffs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and China have and may continue to lead to increased tariffs on our goods, restrict our use of the de minimis exemption on imported goods and restrict the flow of our goods between the United States and China.

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

Our operating results could be adversely affected by natural disasters, such as wildfires and earthquakes, public health crises, political crises, terrorist attacks, wars and geopolitical tensions, social unrest and other catastrophic events.

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; public health crises; political crises; terrorist attacks; wars and geopolitical tensions, including worsening U.S.-China relations; social unrest; and other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, or the operations of one or more of our third-party providers or vendors, and adversely affect our operating results.

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

We have in the past incurred and may in the future incur losses from various types of fraud and theft, including theft of merchandise, stolen credit card numbers, claims that a customer did not authorize a purchase, merchant fraud and customers who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payments. Although we have measures in place and utilize third parties to detect and reduce the occurrence of theft and fraudulent activity, those measures and providers may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or losing the right to accept credit cards for payment. In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results.

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

As part of our long-term growth plans, we may continue to acquire, invest in or partner with additional businesses, assets and technologies, and enter into commercial collaborations, which we believe could further complement or expand our business. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Although we believe that we currently collect sales taxes in all states in which we are required to collect sales tax, a successful assertion by one or more states requiring us to collect sales taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some sales taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers in jurisdictions where we do not currently collect sales taxes, whether for prior years or prospectively, could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a material adverse impact on our business and operating results.

Risks Related to Our International Operations

Tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has in the past implemented, and may in the future implement, tariffs on a wide range of American products. There is also a concern that the imposition of tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China, including apparel, footwear, beauty and accessories. For example, President Trump increased tariffs on all goods imported from China by 10% in February 2025. Such tariffs could have a significant impact on our business, particularly the REVOLVE segment, within which a large portion of the merchandise offered for sale is manufactured in China. While we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump issued an executive order to delay the ban until April 2025. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

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

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other actual or alleged legal or contractual obligations relating to privacy, data protection, information security or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any actual or alleged claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject. Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

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

European privacy and data protection laws, including the GDPR, regulate the transfer of personal data from Europe, including the European Economic Area, or EEA, the UK, and Switzerland, to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The safeguard on which we have primarily relied for such transfers has been use of the European Commission’s standard contractual clauses, or SCCs. We have undertaken certain efforts to conform transfers of personal data from the EEA to the United States based on our understanding of current regulatory obligations and the guidance of data protection authorities. In the “Schrems II” decision issued by the Court of Justice of the European Union, or CJEU, on July 16, 2020, the CJEU invalidated one mechanism for cross-border personal data transfer, the EU-U.S. Privacy Shield, and imposed additional obligations on companies relying on the SCCs to transfer personal data. The Swiss-U.S. Privacy Shield framework also was invalidated. Following issuance of a U.S. executive order, a new framework, the EU-U.S. Data Privacy Framework, or DPF, was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S., or the UK DPF Extension, are available for companies to use to legitimize personal data transfers to the U.S. from the EEA and UK. Additionally, on September 15, 2024, the Swiss Federal Council announced an adequacy finding regarding the Swiss-U.S. Data Privacy Framework, or the Swiss-U.S. DPF, which is available for companies to use to legitimize personal data transfers from Switzerland to the U.S. The DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK DPF Extension may be modified and subject to legal challenges in the future, and it remains unclear whether the DPF, the Swiss-U.S. DPF, or the UK DPF Extension will be appropriate for us to rely on. Developments relating to cross-border data transfer may result in data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe or other regions to the U.S. The European Commission has released revised SCCs addressing the CJEU concerns. The UK has also adopted new standard contractual clauses, or the UK SCCs, which became effective on March 21, 2022. The CJEU’s Schrems II decision, the revised SCCs and the UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, the UK and Switzerland, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, and may adversely impact our business, financial condition and operating results.

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of organizational worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which generally permits continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed in 2025 and may be modified or revoked. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. The European Commission also has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. If adopted, the ePrivacy Regulation is expected to have a broad potential impact on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Further, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, and consumer protection, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security and consumer protection. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires certain disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modified the CCPA, creating obligations relating to consumer data effective as of January 1, 2022. Numerous other states have proposed, and in certain cases enacted, legislation addressing privacy or cybersecurity matters, many of which are comprehensive privacy laws that share similarities with the CCPA and the CPRA. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security and consumer protection may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

We are taking steps to monitor and enhance the security of our systems, information technology infrastructure, networks, and data, including with respect to remote access to systems and data. Our efforts to address remote access and other potential risks to our systems, information technology infrastructure, networks and data may require additional personnel and resources, which cannot be guaranteed to fully safeguard all systems, information technology infrastructure, networks and data upon which we rely.

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

We use AI and machine learning in our business to, among other things, optimize our product assortment and personalize our website experience through advanced search and product recommendations. We may expand our use of AI and machine learning into other areas of our business including the design and development of owned brand merchandise and general administrative functions. Issues relating to our use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
market volatility and economic disruption caused by macroeconomic factors, including but not limited to inflation, consumer confidence and events such as natural disasters and public health crises;
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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of December 31, 2024, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 45% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

Every quarter we evaluate our cybersecurity posture and reassess whether significant changes in our business could impact our digital infrastructure. These assessments aim to identify potential internal and external threats, estimate their probability and possible impact, and gauge the effectiveness of our current policies and processes in mitigating these threats.

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

We have established a cybersecurity committee, composed of members of senior management, to provide guidance, management and oversight of our cybersecurity and data responsibility initiatives and risk assessment and mitigation protocols, including those described in the “Risk Management and Strategy” section above. Our chief architect, who has over 15 years of experience in software engineering and has served as our chief architect for eight years, is a member of our cybersecurity committee and works to manage our cybersecurity policies and processes. Our chief architect and cybersecurity committee stay informed and manage how we identify, address, prevent and resolve cybersecurity issues and related matters. This is done through regular checks of our systems, tests to identify security weaknesses and maintaining our incident response plan.

Our chief architect and the cybersecurity committee are responsible for our cybersecurity rules and methods, like those described in the “Risk Management and Strategy” section. They stay updated and track how we prevent, identify, lessen and address cybersecurity issues. This is done through regular checks of our systems, tests to find security weaknesses and having a plan ready to respond to any incidents.

In addition to regular meetings and participation on the cybersecurity committee, the chief architect and co-chief executive officer regularly discuss active, emerging and potential cybersecurity risks. They keep each other informed about significant changes affecting cybersecurity, and they periodically update our board of directors or the audit committee about these changes as well as our cybersecurity risks, so that our board of directors can administer its oversight function as part of its broader oversight and risk management.

Item 2. PROPERTIES

The following table sets forth information with respect to our facilities, all of which are used by both our REVOLVE and FWRD segments:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate headquarters and fulfillment center	281,100	2028
Berks County, Pennsylvania	Fulfillment center	95,600	2027
La Palma, California (1)	Fulfillment center	75,000	2027
Los Angeles, California	Office space	42,200	2028
Cerritos, California	Office and studio space	37,000	2032
Los Angeles, California	Office and studio space	6,100	2027
Aspen, Colorado	Retail store	3,200	2026
Paris, France	Office space	9,000	2032

(1)	Approximately 30,000 square feet is sublet to a third-party on a month-to-month basis.

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

Holders of Record

As of February 18, 2025, we had one registered holder of record of our Class A common stock and two registered holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

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

There were no shares of our Class A common stock repurchased during the three months ended December 31, 2024. As of December 31, 2024, the approximate dollar value of shares that may yet be repurchased under the existing stock repurchase program was $57.6 million.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period from December 31, 2019 through December 31, 2024, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on December 31, 2019 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stock Performance Graph

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
Revolve Group, Inc.
S&P 500
S&P Retail Select Industry

(in dollars)	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Revolve Group, Inc.	$100.00	$169.77	$305.23	$121.24	$90.31	$182.41
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Retail Select Industry	$100.00	$141.63	$202.49	$138.26	$168.04	$188.41

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

For discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for year ended 2023, which was filed with the SEC on February 27, 2024.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 110,000 apparel and footwear styles, as well as beauty, accessories and home products. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,400 emerging, established and owned brands. Through more than 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

We use social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain next-generation consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic and inspiring content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities and our proprietary brand ambassador program. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through paid search/product listing ads, affiliate marketing, our brand ambassador program, paid social, retargeting, personalized email and SMS marketing and mobile “push” communications through our mobile applications.

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers, which allows us to ship over 96% of orders on the same day if placed before 3:00 p.m. Eastern Time. We continue to modify and expand our fulfillment network to support our growth and the demand for our products.

To date, we have successfully expanded internationally with limited investment and physical presence. Our ongoing initiative to elevate the international service levels and customer experience has been a key contributor to our growth. We also offer REVOLVE products on international marketplaces such as Tmall Global, RED and Douyin in China and Nykaa Fashion in India, to expand our distribution reach in these key geographies. For 2024 and 2023, we generated $226.4 million and $198.3 million, respectively, in net sales shipped to customers internationally, or 20.0% and 18.6% of total net sales, respectively. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except average order value and percentages)
Gross margin	52.5%	51.9%	53.8%
Adjusted EBITDA	$69,516	$43,409	$90,234
Free cash flow	$18,005	$39,144	$18,269
Active customers	2,668	2,543	2,340
Total orders placed	8,867	8,701	8,304
Average order value	$302	$297	$304

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other income, net; taxes; and depreciation and amortization; adjusted to exclude the effects of equity-based compensation expense, certain transaction costs and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items and may include other expenses, costs and non-recurring items.

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

A reconciliation of Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net income	$48,771	$28,147	$58,697
Excluding:
Other income, net	(13,030)	(15,627)	(3,476)
Provision for income taxes	15,676	9,614	17,919
Depreciation and amortization	4,429	5,094	4,791
Equity-based compensation	10,028	5,839	5,862
Transaction costs (1)	1,194	—	—
Non-routine items (2)	2,448	10,342	6,441
Adjusted EBITDA	$69,516	$43,409	$90,234
(1)
Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)
Non-routine items in 2024 included a $2.0 million non-routine loss related to a shipment theft incident, which we expect to recover in full through our insurance in future periods, and a $0.5 million charge for a settled matter related to non-routine import and export fees. Non-routine items in 2023 included $7.5 million in legal fees and charges for two separate settled legal matters and $2.8 million related to non-routine import and export fees. Non-routine items in 2022 included $6.3 million in legal fees and charges for a settled legal matter and $0.1 million in other non-routine items.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed in the table above and elsewhere in this report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used in purchases of property and equipment and purchases of rental product. We have provided below a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash (used in) provided by financing activities, for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$26,692	$43,342	$23,436
Purchases of property and equipment	(5,649)	(4,198)	(5,167)
Purchases of rental product	(3,038)	—	—
Free cash flow	$18,005	$39,144	$18,269
Net cash used in investing activities	$(9,114)	$(4,198)	$(5,167)
Net cash (used in) provided by financing activities	$(5,363)	$(30,377)	$887

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

Active customers increased during 2024 as compared to 2023 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed increased in 2024 as compared to 2023 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. In 2024, average order value for merchandise sold through the REVOLVE and FWRD segments was approximately $281 and $666, respectively, reflecting the brands sold and typical profile of the shoppers on such sites. We believe our high average order value demonstrates the premium nature of our product assortment. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order.

Average order value increased during 2024 as compared to 2023, primarily due to a higher percentage of sales at full price.

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

We seek to engage with our customers and build awareness of our brands through delivering unique events and experiences, as well as select retail experiences. We plan to continue to conduct events at varying levels of scale in the future and make opportunistic investments in marketing initiatives that could increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future. This incremental investment may not deliver a meaningful return in the short term and may adversely impact our operating income in the short term.

Customer Retention

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 54%, 52%, 50% and 49% for 2024, 2023, 2022 and 2021, respectively.

Existing customers typically place more orders annually than new customers and at higher average order values, resulting in existing customers representing approximately 80% of orders and approximately 81% of net sales in 2024, up from 79% of orders and 80% of net sales in 2023, and 77% of orders and 79% of net sales in 2022. Orders placed by existing customers and net sales from existing customers have each increased each year since 2014. We believe these increases are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our customer cohorts.

The following table presents the percentage of orders placed by and the net sales generated from existing customers.

	Year Ended December 31,
	2024	2023	2022	2021
% of Orders placed by existing customers	80%	79%	77%	76%
% of Net sales generated from existing customers	81%	80%	79%	77%

The following chart illustrates the spending behavior of our customer cohorts over time, as reflected in customer purchases of our products annually. Cohort net sales retention rate is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. Cohort net sales retention rate was 85% in 2024 compared to 77% in 2023, 97% in 2022, 120% in 2021 and 74% in 2020. If we are unable to maintain our historically strong retention rates, our operating results could be adversely impacted.

The variability in our cohort net sales retention rates in 2020 to 2024 is a departure from our consistent retention rates in prior years, which we attribute primarily to external economic factors. In 2020, our cohort net sales retention rate was negatively impacted by COVID-19 headwinds before recovering very strongly in 2021 and, to a lesser extent, in 2022. We believe our cohort net sales retention rate in 2024 began to normalize following the resurgence of consumer spending on fashion apparel in 2021 and 2022, coupled with a more challenging macroeconomic environment in 2023. Due to the variability in our retention rates in recent years, which was primarily driven by external economic factors, we believe the average of our cohort net sales retention rates from 2020 to 2024 is a relevant measure for benchmarking our performance in retaining customers. The average cohort net sales retention rate for 2020-2024 was 89%, consistent with the 89% net sales retention rate reported in 2019.

2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Calendar Year
2013 Cohort and Prior
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort
2021 Cohort
2022 Cohort
2023 Cohort
2024 Cohort

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

The REVOLVE segment contributes to a majority of our net sales, representing 85.9% and 84.6% of our net sales for 2024 and 2023, respectively. During 2024 and 2023, REVOLVE generated $970.5 million and $904.5 million in net sales, respectively, representing an increase of 7.3%. The net sales increase in 2024 compared to 2023 was primarily due to an increase in average order value combined with a lower proportion of returned purchases and an increase in the number of orders shipped.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 14.1% and 15.4% of our net sales for 2024 and 2023, respectively. During 2024 and 2023, FWRD generated $159.4 million and $164.2 million in net sales, respectively, representing a decrease of 2.9%. The net sales decrease in 2024 compared to 2023 was primarily due to a decrease in the number of orders shipped.

Net sales to customers in the United States contributed to 80.0% and 81.4% of our net sales for 2024 and 2023, respectively. During 2024 and 2023, net sales to customers in the United States were $903.5 million and $870.4 million, respectively, representing an increase of 3.8%.

Net sales to customers outside of the United States contributed to 20.0% and 18.6% of our net sales for 2024 and 2023, respectively. During 2024 and 2023, net sales to customers outside of the United States were $226.4 million and $198.3 million, respectively, representing an increase of 14.2%.

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

The following table presents quarterly net sales expressed as a percentage of total net sales.

	Year Ended December 31,
	2024	2023	2022	2021	2020
First quarter	24%	26%	26%	20%	25%
Second quarter	25%	26%	26%	26%	25%
Third quarter	25%	24%	24%	27%	26%
Fourth quarter	26%	24%	24%	27%	24%
Total	100%	100%	100%	100%	100%

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can significantly impact, both positively and negatively, the level of demand by customers for our products. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of women’s apparel, footwear, beauty, accessories and home products. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase, the proportion of returned merchandise and average order value.

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

Selling and Distribution Expenses

Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees, and customer service. We expect selling and distribution expenses to fluctuate as a percentage of net sales reflecting changes to input costs, particularly freight charges and fuel surcharges, from changes in our return rates, investments in international markets to offer hassle-free returns and efficiencies realized from optimized shipping methods.

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email and SMS marketing and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by foreign currency exchange gains and losses and fees associated with our line of credit. For 2024 and 2023, other income, net also includes $2.8 million and $5.1 million of insurance proceeds related to settled legal matters, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net sales	$1,129,911	$1,068,719	$1,101,416
Cost of sales	536,638	514,520	509,093
Gross profit	593,273	554,199	592,323
Operating expenses:
Fulfillment expenses	37,389	36,654	31,804
Selling and distribution expenses	195,169	197,052	190,419
Marketing expenses	167,176	171,774	181,648
General and administrative expenses	142,122	126,585	115,312
Total operating expenses	541,856	532,065	519,183
Income from operations	51,417	22,134	73,140
Other income, net	(13,030)	(15,627)	(3,476)
Income before income taxes	64,447	37,761	76,616
Provision for income taxes	15,676	9,614	17,919
Net income	$48,771	$28,147	$58,697

	Year Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.5	48.1	46.2
Gross profit	52.5	51.9	53.8
Operating expenses:
Fulfillment expenses	3.3	3.4	2.9
Selling and distribution expenses	17.3	18.4	17.3
Marketing expenses	14.8	16.1	16.5
General and administrative expenses	12.6	11.9	10.5
Total operating expenses	48.0	49.8	47.2
Income from operations	4.5	2.1	6.6
Other income, net	(1.2)	(1.4)	(0.3)
Income before income taxes	5.7	3.5	6.9
Provision for income taxes	1.4	0.9	1.6
Net income	4.3%	2.6%	5.3%

Comparison of Years Ended 2024 and 2023

Net Sales

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Net sales	$1,129,911	$1,068,719	$61,192	5.7%

The increase in net sales for 2024 compared to 2023 was primarily due to a lower proportion of returned purchases, a 1.9% increase in the number of orders shipped, and a 1.7% increase in the average order value.

Net sales in the REVOLVE segment increased 7.3% to $970.5 million in 2024 compared to net sales of $904.5 million in 2023. Net sales generated from our FWRD segment decreased 2.9% to $159.4 million in 2024 as compared to net sales of $164.2 million in 2023.

Cost of Sales

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of sales	$536,638	$514,520	$22,118	4.3%
Percentage of net sales	47.5%	48.1%

The increase in cost of sales in 2024, as compared to 2023, was primarily due to an increase in net sales and an increase in inbound shipping expenses to receive product merchandise from vendors. The decrease in cost of sales as a percentage of net sales was primarily due to a higher percentage of full price sales, partially offset by increased inbound shipping rates and a higher mix of third-party brand sales.

Fulfillment Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Fulfillment expenses	$37,389	$36,654	$735	2.0%
Percentage of net sales	3.3%	3.4%

Fulfillment expenses in 2024 were higher as compared to 2023, primarily due to increased occupancy costs, partially offset by efficiencies gained from successful expansion and optimization of our fulfillment network. The decrease in fulfillment expenses as a percentage of net sales was primarily due to an increase in average order value and a lower proportion of returned purchases.

Selling and Distribution Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Selling and distribution expenses	$195,169	$197,052	$(1,883)	(1.0%)
Percentage of net sales	17.3%	18.4%

The decrease in selling and distribution expenses in 2024, as compared to 2023, was primarily due to a $7.1 million decrease in shipping and handling costs, a $0.4 million decrease in other selling expenses, partially offset by a $5.6 million increase in merchant processing fees. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates, lower proportion of returned purchases and higher average order value, partially offset by higher merchant processing fees.

Marketing Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Marketing expenses	$167,176	$171,774	$(4,598)	(2.7%)
Percentage of net sales	14.8%	16.1%

The decrease in marketing expenses in 2024, as compared to 2023, was primarily due to a $8.7 million decrease in brand marketing expense, partially offset by a $4.1 million increase in performance marketing expense. The decrease in marketing expenses as a percentage of net sales was due to efficiencies in our brand marketing and performance marketing investments.

General and Administrative Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative expenses	$142,122	$126,585	$15,537	12.3%
Percentage of net sales	12.6%	11.9%

The increase in general and administrative expenses in 2024, as compared to 2023, was due to a $7.9 million increase in salaries and related benefits, a $6.0 million increase related to professional services and other occupancy costs, a $4.2 million increase in equity-based compensation expense, a $1.1 million increase in studio and design costs and a $4.2 million increase in other operating expenses and transaction costs, partially offset by a $7.9 million decrease in non-routine expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Income before income taxes	$64,447	$37,761
Provision for income taxes	15,676	9,614
Effective tax rate	24.3%	25.5%

The decrease in the effective tax rate for 2024 compared to 2023 was primarily due to an increase in excess tax benefits related to the exercise of non-qualified stock options, partially offset by a lower proportion of foreign-derived intangible income and an increase in disallowed expenses related to Section 162(m) of the Internal Revenue Code for covered employee's compensation.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$256,600	$245,449
Accounts receivable, net	10,338	12,405
Working capital	364,991	338,969

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of December 31, 2024, the majority of our cash and cash equivalents was held for working capital purposes.

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

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of December 31, 2024 and 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2024 and 2023.

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

Historical Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$26,692	$43,342	$23,436
Net cash used in investing activities	(9,114)	(4,198)	(5,167)
Net cash (used in) provided by financing activities	(5,363)	(30,377)	887

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

We generated $26.7 million of operating cash flow in 2024 compared to $43.3 million in 2023. The decrease in our operating cash flow was primarily due to negative impact from changes in working capital, partially offset by higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure. In addition, for 2024, our investing activities included purchases of rental product and cash paid for an acquisition. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations

Net cash used in investing activities was $9.1 million and $4.2 million in 2024 and 2023, respectively.

Net Cash (Used in) Provided by Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock and proceeds from the exercise of stock options, when applicable.

Net cash used in financing activities was $5.4 million in 2024 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program, partially offset by cash proceeds from the exercise of stock options. Net cash used in financing activities was $30.4 million in 2023 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program.

Contractual Obligations

As of December 31, 2024, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases, to our consolidated financial statements included elsewhere in this report.

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

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 30 days of the original purchase date and merchandise may be exchanged up to 60 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. Our returns reserve as of December 31, 2024 and 2023 was $69.7 million and $63.8 million, respectively, and the provisions recorded for returns were $1,544.1 million and $1,505.9 million, during 2024 and 2023, respectively. Actual levels of returns may vary from our estimates as of period ends and would be recorded in future periods.

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

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $3.3 million and $2.6 million for 2024 and 2023, respectively.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sales return reserve

As discussed in Note 2 to the consolidated financial statements, the Company has recorded a sales return reserve as of December 31, 2024 of $69.7 million. The Company establishes a reserve for merchandise returns, based on historical experience, merchandise mix, and expected future returns, which is recorded as a reduction of sales.

We identified the evaluation of the sales return reserve as a critical audit matter. There was auditor judgment required to evaluate the impact of recent sales return experience that could impact the rate of historical experience used to estimate the sales return reserve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s lookback analysis over the sales return reserve based on actual returns received subsequent to period end. We evaluated expected future returns by assessing the timing of the number of days between actual sales dates and actual return dates for the year ended December 31, 2024. In addition, we analyzed actual returns received by the Company after December 31, 2024 to evaluate management’s estimate as of December 31, 2024. We assessed the Company’s ability to estimate by comparing the historically recorded sales return reserve to actual subsequent period returns.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California
February 25, 2025

Report of Registered Independent Public Accounting Firm

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Revolve Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 25, 2025

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$256,600	$245,449
Accounts receivable, net	10,338	12,405
Inventory	229,244	203,587
Income taxes receivable	1,195	1,625
Prepaid expenses and other current assets	63,711	65,523
Total current assets	561,088	528,589
Property and equipment (net of accumulated depreciation of $22,230 and $17,994 as of December 31, 2024 and December 31, 2023, respectively)	8,937	7,763
Right-of-use lease assets	36,259	36,440
Intangible assets, net	2,294	1,875
Goodwill	2,042	2,042
Other assets	18,067	2,172
Deferred income taxes, net	36,860	30,005
Total assets	$665,547	$608,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,098	$47,821
Income taxes payable	4	—
Accrued expenses	38,524	40,714
Returns reserve	69,661	63,780
Current lease liabilities	9,066	6,863
Other current liabilities	33,744	30,442
Total current liabilities	196,097	189,620
Non-current lease liabilities	31,665	34,126
Total liabilities	227,762	223,746
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 39,699,150 and 38,693,589 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	40	39
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 31,501,330 and 32,597,119 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	32	33
Additional paid-in capital	133,046	116,713
Retained earnings	305,070	268,355
Non-controlling interest	(403)	—
Total stockholders’ equity	437,785	385,140
Total liabilities and stockholders’ equity	$665,547	$608,886

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$1,129,911	$1,068,719	$1,101,416
Cost of sales	536,638	514,520	509,093
Gross profit	593,273	554,199	592,323
Operating expenses:
Fulfillment	37,389	36,654	31,804
Selling and distribution	195,169	197,052	190,419
Marketing	167,176	171,774	181,648
General and administrative	142,122	126,585	115,312
Total operating expenses	541,856	532,065	519,183
Income from operations	51,417	22,134	73,140
Other income, net	(13,030)	(15,627)	(3,476)
Income before income taxes	64,447	37,761	76,616
Provision for income taxes	15,676	9,614	17,919
Net income	48,771	28,147	58,697
Less: Net loss attributable to non-controlling interest	786	—	—
Net income attributable to Revolve Group, Inc. stockholders	$49,557	$28,147	$58,697
Earnings per share of Class A and Class B common stock:
Basic	$0.70	$0.39	$0.80
Diluted	$0.69	$0.38	$0.79
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	70,846	72,961	73,314
Diluted	71,677	73,583	74,520

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$48,771	$28,147	$58,697
Other comprehensive (loss) income:
Cumulative translation adjustment	(1,064)	1,958	(2,887)
Total other comprehensive (loss) income	(1,064)	1,958	(2,887)
Total comprehensive income	47,707	30,105	55,810
Less: Comprehensive loss attributable to non-controlling interest	(4)	—	—
Comprehensive income attributable to Revolve Group, Inc. stockholders	$47,711	$30,105	$55,810

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
Balance as of December 31, 2021	73,233,321	$73	$103,590	$213,351	$—	$317,014
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	130,308	1	886	—	—	887
Equity-based compensation	—	—	5,862	—	—	5,862
Cumulative translation adjustment	—	—	—	(2,887)	—	(2,887)
Net income	—	—	—	58,697	—	58,697
Balance as of December 31, 2022	73,363,629	74	110,338	269,161	—	379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	125,933	—	536	—	—	536
Repurchases of Class A common stock	(2,198,854)	(2)	—	(30,911)	—	(30,913)
Equity-based compensation	—	—	5,839	—	—	5,839
Cumulative translation adjustment	—	—	—	1,958	—	1,958
Net income	—	—	—	28,147	—	28,147
Balance as of December 31, 2023	71,290,708	72	116,713	268,355	—	385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	676,970	1	6,414	—	—	6,415
Repurchases of Class A common stock	(767,198)	(1)	—	(11,778)	—	(11,779)
Equity-based compensation	—	—	10,028	—	—	10,028
Cumulative translation adjustment	—	—	—	(1,064)	—	(1,064)
Issuance of non-controlling interest at fair value	—	—	(109)	—	383	274
Net income (loss)	—	—	—	49,557	(786)	48,771
Balance as of December 31, 2024	71,200,480	$72	$133,046	$305,070	$(403)	$437,785

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$48,771	$28,147	$58,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,429	5,094	4,791
Rental product depreciation	736	—	—
Equity-based compensation	10,028	5,839	5,862
Deferred income taxes, net	(6,855)	(5,251)	(5,695)
Changes in operating assets and liabilities:
Accounts receivable	2,067	(6,984)	(782)
Inventories	(24,791)	11,637	(43,965)
Income taxes receivable	430	1,349	401
Prepaid expenses and other current assets	1,812	(5,649)	(17,760)
Other assets	(13,593)	(1,365)	1,939
Accounts payable	(2,723)	(2,968)	(3,556)
Income taxes payable	4	(229)	229
Accrued expenses	(2,190)	2,448	4,367
Returns reserve	5,881	399	14,085
Right-of-use lease assets and current and non-current lease liabilities	(77)	3,010	1,162
Other current liabilities	2,763	7,865	3,661
Net cash provided by operating activities	26,692	43,342	23,436
Investing activities:
Purchases of property and equipment	(5,649)	(4,198)	(5,167)
Purchases of rental product	(3,038)	—	—
Cash paid for acquisition	(427)	—	—
Net cash used in investing activities	(9,114)	(4,198)	(5,167)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	6,415	536	887
Repurchases of Class A common stock	(11,778)	(30,913)	—
Net cash (used in) provided by financing activities	(5,363)	(30,377)	887
Effect of exchange rate changes on cash and cash equivalents	(1,064)	1,958	(2,887)
Net increase in cash and cash equivalents	11,151	10,725	16,269
Cash and cash equivalents, beginning of year	245,449	234,724	218,455
Cash and cash equivalents, end of year	$256,600	$245,449	$234,724
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$22,203	$12,995	$23,031
Operating leases	$9,305	$7,012	$5,858
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$7,180	$20,452	$21,938

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is an online fashion retailer for Millennial and Generation Z consumers. Through our websites and mobile applications we deliver an aspirational customer experience from a vast yet curated offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and a broad yet curated collection of brands. We are headquartered in Los Angeles County, California.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the allowance for sales returns, the valuation of deferred tax assets, inventory, equity‑based compensation, valuation of goodwill, reserves for income tax uncertainties and other contingencies, and breakage of store credit and gift cards.

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

The following table presents a roll-forward of our sales return reserve for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Beginning balance	$63,780	$63,381	$49,296
Returns	(1,538,265)	(1,505,490)	(1,396,396)
Provisions	1,544,146	1,505,889	1,410,481
Ending balance	$69,661	$63,780	$63,381

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $3.3 million, $2.6 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

See Note 12, Segment Information, for disaggregation of net sales by reportable segment, geographic area and major product category.

Rental Product, Net

During the second quarter of 2024, we entered into a consignment agreement with a third party to rent a limited quantity of our product assortment, primarily handbags, to customers. We consider rental product to be a long-term productive asset and classify it as other assets within the Company’s condensed consolidated balance sheets.

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of December 31, 2024, rental product, net amounted to $2.3 million and was included within other assets. Rental product depreciation was $0.7 million for the year ended December 31, 2024.

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

Selling and Distribution

Selling and distribution expenses consist of shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, customer service costs, merchant processing fees, shipping supplies and other selling expenses. The amount of shipping and handling costs included in selling and distribution is $121.0 million, $128.1 million, and $120.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowance for doubtful accounts was insignificant at both December 31, 2024 and 2023. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position. Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

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

Alexandre Vauthier Acquisition

In February 2024, Alexandre Vauthier, a French luxury fashion brand, filed for bankruptcy due to difficulties resulting from an increase in its working capital requirements. On June 19, 2024, pursuant to a decision rendered by the Commercial Court of Paris, Revolve Group, Inc. acquired the business of Alexandre Vauthier, for $0.4 million. The acquisition was made through L.A. Rive Droite, a newly incorporated French joint stock company. As of the acquisition date, the approximate fair value of net assets acquired was $0.4 million. The results of operations of the acquired business are included in the Company’s consolidated results beginning June 19, 2024.

On July 1, 2024, the Company entered into a shareholders’ agreement with Mr. Alexandre Vauthier, according to which Mr. Alexandre Vauthier transferred all intellectual property and other rights relating to the business held by him in exchange for 20% share capital and voting interest in L.A. Rive Droite. Following that transfer, the Company recorded a noncontrolling interest of $0.4 million within its condensed consolidated balance sheets, which was measured based on the fair value of L.A. Rive Droite’s net identifiable assets as of July 1, 2024.

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

Leases

We lease office, warehouse and retail space and equipment used in connection with our operations under various operating leases, some of which provide for rental payments on a graduated basis, rent holidays and other incentives. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as right-of-use lease assets and lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term, which includes options to extend or terminate the lease which we are reasonably certain to exercise and adjusted for items such as initial direct costs paid or incentives received. A right-of-use lease asset and lease liability are not recognized for leases with an initial term of 12 months or less, and the lease expense is recognized on a straight-line basis over the lease term. We also elected to combine lease and non-lease components on all new or modified leases into a single lease component.

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2024, 2023 and 2022.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2024 and 2023, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

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

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2024, 2023 and 2022.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents as of December 31, 2024 and 2023 were $211.6 million and $212.0 million, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. We adopted ASU 2023-07 in the fourth quarter of 2024 by including cost of sales by segment disclosure within Note 12, Segment Information, as our chief operating decision makers periodically review segment gross profit to assess segment performance and cost of sales is considered both easily computable and significant.

Accounting Pronouncements Not Yet Effective

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

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2024 and 2023, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2024, 2023 and 2022.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2024 and 2023, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2024	2023
Customer relationships	3 – 6 years	$381	$381
Trademarks (1)	4 – 10 years	4,728	4,218
Total intangible assets		5,109	4,599
Less accumulated amortization		(2,815)	(2,724)
Total intangible assets, net		$2,294	$1,875
(1)
Includes $0.9 million and $1.2 million of intangible assets not subject to amortization as of December 31, 2024 and 2023, respectively.

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.2 million for the year ended December 31, 2024 and $0.1 million for the years ended December 31, 2023 and 2022. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2025	$235
2026	216
2027	202
2028	183
2029	155
Thereafter	413
Total amortization expense	$1,404

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2024	2023
Office and warehouse equipment and fixtures	$13,621	$12,831
Computer equipment and capitalized software	12,137	9,856
Leasehold improvements	4,374	2,683
Other	1,035	387
Total property and equipment	31,167	25,757
Less accumulated depreciation and amortization	(22,230)	(17,994)
Total property and equipment, net	$8,937	$7,763

Total depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $4.3 million, $5.0 million, and $4.7 million, respectively. For the years ended December 31, 2024, 2023 and 2022, $2.9 million, $2.7 million, and $2.6 million, respectively, was recorded in general and administrative expense and $1.4 million, $2.3 million, and $2.1 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statements of income.

Note 5. Leases

We lease office, warehouse and retail space and equipment used in connection with our operations under various operating leases, some of which provide for rental payments on a graduated basis, rent holidays and other incentives. Operating leases with a term greater than one year are recorded on the consolidated balance sheets as right-of-use lease assets and lease liabilities at the commencement date. These balances are initially recorded at the present value of future minimum lease payments calculated using our incremental borrowing rate and expected lease term and adjusted for items such as initial direct costs paid or incentives received.

The following table includes the components of our lease expense recorded in fulfillment expenses and general and administrative expenses in the accompanying consolidated statements of income.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease expense	$10,658	$8,991	$6,138
Short-term lease expense	115	105	119
Variable lease expense	1,301	876	465
Total	$12,074	$9,972	$6,722

The following table presents future minimum lease payments and the impact of discounting as of December 31, 2024.

December 31, 2024
(in thousands)
2025	$12,005
2026	12,428
2027	10,894
2028	7,913
2029	1,646
Thereafter	3,254
Total minimum lease payments	48,140
Less imputed interest	(7,409)
Present value of lease liabilities	$40,731

The weighted-average remaining term for our leases as of December 31, 2024 and 2023 was 4.4 years and 4.9 years, respectively. The weighted-average discount rate for our leases as of December 31, 2024 and 2023 was 8.3% and 8.5%, respectively.

Note 6. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of December 31, 2024 and 2023.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of December 31, 2024 and 2023.

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

Tax Contingencies

We are subject to income taxes in the United States, the United Kingdom, or UK, France and Netherlands. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates or whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

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

Leases

We have obligations under operating leases for office, fulfillment facilities and retail stores. For a description of our leases, please see Note 5, Leases.

Note 8. Income Taxes

The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$55,503	$31,942	$66,966
Foreign	8,944	5,819	9,650
	$64,447	$37,761	$76,616

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2024
	Current	Deferred	Total
U.S. federal	$14,865	$(5,373)	$9,492
State and local	5,429	(1,482)	3,947
Foreign	2,237	—	2,237
	$22,531	$(6,855)	$15,676

	December 31, 2023
	Current	Deferred	Total
U.S. federal	$8,758	$(2,853)	$5,905
State and local	4,740	(2,398)	2,342
Foreign	1,367	—	1,367
	$14,865	$(5,251)	$9,614

	December 31, 2022
	Current	Deferred	Total
U.S. federal	$16,480	$(4,249)	$12,231
State and local	5,300	(1,446)	3,854
Foreign	1,834	—	1,834
	$23,614	$(5,695)	$17,919

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities, reserves and other	$19,369	$16,689
UNICAP	8,108	6,081
Tax basis goodwill	753	1,024
Investment in FWRD	4,381	4,032
Equity-based compensation	4,836	3,638
Deferred revenue	4,564	4,077
Research and development expenses	1,953	1,332
Lease liabilities	10,052	11,511
Net operating loss	—	24
Gross deferred tax assets	54,016	48,408
Valuation allowance	—	(23)
Deferred tax assets, net of valuation allowance	54,016	48,385
Deferred tax liabilities:
Accrued expenses and reserves	(6,766)	(6,255)
State taxes	(1,504)	(1,322)
Depreciation	(69)	(569)
Right-of-use lease assets	(8,817)	(10,234)
Total gross deferred liabilities	(17,156)	(18,380)
Net deferred tax assets	$36,860	$30,005

As of December 31, 2024, there were no gross federal and state operating loss carryforwards. As of December 31, 2023, gross federal and state operating loss carryforwards were insignificant.

In accordance with ASC 740-30-25-17, we intend that the undistributed net earnings from continuing operations as well as the future net earnings of the foreign subsidiaries to be permanently reinvested in our operations outside of the U.S.

Our effective tax rate was different than the statutory U.S. federal income tax rate for the following reasons:

	December 31,
	2024	2023	2022
Computed “expected” tax expense	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	4.8	5.0	4.0
Foreign-derived intangible income	(0.7)	(1.4)	(1.1)
Permanent items	0.6	0.7	0.2
Equity-based compensation	(2.8)	(0.3)	(0.7)
Section 162(m) limitation	0.5	—	—
Other	0.9	0.5	—
	24.3%	25.5%	23.4%

For the years ended December 31, 2024, 2023 and 2022, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements. We do not anticipate there will be a material change in our recognition of uncertain tax positions in the next 12 months.

The tax years ended December 31, 2021 through 2024 remain subject to possible examination by the Internal Revenue Service and the tax years ended December 31, 2020 through 2024 remain subject to possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

In October 2021, the Organization for Economic Co-operation and Development issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will apply to our worldwide operations. However, given that we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two model rules in the jurisdictions in which we operate.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. As of December 31, 2024, approximately 8.9 million common shares remain available for future issuance under the 2019 Plan. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2025.

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

The weighted average assumptions for the grants in the years ended December 31, 2024, 2023 and 2022 are provided in the following table:

	December 31,
	2024	2023	2022
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	51.3%	46.2%	47.3%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	4.2%	4.3%	2.4%

Option activity under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2024	5,229,440	$15.62	8.0	$18,882
Granted	241,959	20.71	8.5
Exercised	(617,509)	11.19	—
Forfeited	(170,881)	21.12	—
Expired	(17,000)	25.18	—
Balance at December 31, 2024	4,666,009	16.23	7.4	85,899
Exercisable at December 31, 2024	1,351,120	16.48	5.3	25,472
Vested and expected to vest	3,089,753	17.85	6.8	53,695

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2024	33,136	$19.91	0.4	$549
Granted (1)	119,151	22.74	0.6	—
Vested	(80,655)	21.61
Forfeited (2)	(437)	26.82
Unvested at December 31, 2024	71,195	22.68	1.0	2,384
(1)
Includes an adjustment of 6,847 shares underlying performance-based RSU awards made during the year ended December 31, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.
(2)
Includes an adjustment of (437) shares underlying performance-based RSU awards made during the year ended December 31, 2024. The vesting of such RSUs is based upon the Company’s current performance against predefined financial targets.

There were 241,959 options and 112,304 RSUs granted during 2024. The weighted average grant-date fair value of options and RSUs granted during 2024 was $11.47 per share and $22.49 per share, respectively.

As of December 31, 2024, there was $13.3 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 2.7 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of December 31, 2024, we had $0.8 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 2.5 years. As of December 31, 2024, we had unrecognized stock-based compensation expense of $10.7 million for the operational milestones that were considered not probable of achievement. During 2024 and 2023, we recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to the 2023 Performance Option Awards.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $10.0 million, $5.8 million, and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. An excess income tax benefit of $1.8 million, $0.1 million and $0.5 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income	$26,414	$22,357	$15,572	$12,575	$32,531	$26,166
Net loss attributable to non-controlling interest	426	360	—	—	—	—
Net income attributable to common stockholders - basic	26,840	22,717	15,572	12,575	32,531	26,166
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	22,717	—	12,575	—	26,166	—
Reallocation of undistributed earnings to Class B shares	—	311	—	132	—	526
Net income attributable to common stockholders - diluted	$49,557	$23,028	$28,147	$12,707	$58,697	$26,692
Denominator
Weighted average shares used to compute earnings per share — basic	38,370	32,476	40,364	32,597	40,632	32,682
Conversion of Class B to Class A common shares outstanding	32,476	—	32,597	—	32,682	—
Effect of dilutive stock options and RSUs	831	831	622	622	1,206	1,206
Weighted average number of shares used to compute earnings per share — diluted	71,677	33,307	73,583	33,219	74,520	33,888
Earnings per share:
Basic	$0.70	$0.70	$0.39	$0.39	$0.80	$0.80
Diluted	$0.69	$0.69	$0.38	$0.38	$0.79	$0.79

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options to purchase Class A and Class B common stock, and RSUs	1,265	1,365	534

Note 11. Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the share repurchase program will be retired. During 2024, we repurchased and retired 767,198 shares of Class A common stock for a total cost of $11.8 million, exclusive of broker fees and excise tax, at an average price of $15.35 per share. During 2023, we repurchased and retired 2,198,854 shares of Class A common stock for a total cost of $30.6 million, exclusive of broker fees and excise tax, at an average price of $13.91 per share. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

Note 12. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, beauty and home products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the years ended December 31, 2024, 2023 and 2022, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales
REVOLVE	$970,517	$904,525	$921,676
FWRD	159,394	164,194	179,740
Total	$1,129,911	$1,068,719	$1,101,416

Cost of sales
REVOLVE	$435,918	$412,708	$407,091
FWRD	100,720	101,812	102,002
Total	$536,638	$514,520	$509,093

Gross profit
REVOLVE	$534,599	$491,817	$514,585
FWRD	58,674	62,382	77,738
Total	$593,273	$554,199	$592,323

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2024, 2023 and 2022. The following table lists net sales by geographic area (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$903,484	$870,405	$914,364
Rest of the world (1)	226,427	198,314	187,052
Total net sales	$1,129,911	$1,068,719	$1,101,416
(1)
No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net Sales
Fashion Apparel	$499,089	$469,718	$508,282
Dresses	331,414	315,237	332,358
Handbags, Shoes and Accessories	237,947	235,085	220,551
Beauty	48,989	41,612	32,618
Other (1)	12,472	7,067	7,607
Total net sales	$1,129,911	$1,068,719	$1,101,416

As a percentage of net sales
Fashion Apparel	45%	44%	46%
Dresses	29%	29%	30%
Handbags, Shoes and Accessories	21%	22%	20%
Beauty	4%	4%	3%
Other (1)	1%	1%	1%
Total net sales	100%	100%	100%
(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 13. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Expected merchandise returns, net	$28,663	$26,127
Advanced payments on inventory to be delivered from vendors	10,557	10,306
Prepaid marketing	5,118	2,120
Other	19,373	26,970
Total prepaid expenses and other current assets	$63,711	$65,523

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Marketing	$15,342	$14,113
Sales taxes	5,369	5,332
Selling and distribution	4,761	3,927
Salaries and related benefits	3,779	6,683
Other	9,273	10,659
Total accrued expenses	$38,524	$40,714

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Store credit	$18,570	$13,389
Loyalty Club liability	6,463	5,530
Gift cards	5,130	4,489
Other	3,581	7,034
Total other current liabilities	$33,744	$30,442

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders, or the Proxy Statement.

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

(c) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this report or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Certificate of Amendment to Certificate of Incorporation of Revolve Group, Inc., as filed with the Secretary of State of the State of Delaware on June 7, 2024	8-K	001-38927	3.1	June 10, 2024

3.3	Amended and Restated Bylaws of Revolve Group, Inc.	8-K	001-38927	3.1	October 27, 2022

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 23, 2023

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	March 26, 2021

10.12+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.15	LIBOR Transition Amendment, dated as of May 11, 2023, to Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time	10-Q	001-38927	10.1	August 2, 2023

to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy	10-K	001-38927	97.1	February 27, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Dated: February 25, 2025

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

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 25, 2025
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 25, 2025
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 25, 2025
Jesse Timmermans	(Principal Financial and Accounting Officer)

/s/ Melanie Cox	Director	February 25, 2025
Melanie Cox

/s/ Jennifer Baxter Moser	Director	February 25, 2025
Jennifer Baxter Moser

/s/ Oana Ruxandra	Director	February 25, 2025
Oana Ruxandra