Form 10-Q
period 2025-03-31
Revolve Group, Inc.
filed 2025-05-06
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 29, 2025, 40,370,307 shares of the registrant’s Class A common stock and 30,918,796 shares of the registrant’s Class B common stock were outstanding.

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
•
Tariffs imposed by the U.S. or foreign governments or a global trade war has increased and may in the future continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
•
Use of social media and influencers may materially and adversely affect our reputation or subject us to regulatory and tax obligations, fines, lawsuits or other penalties.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$300,831	$256,600
Accounts receivable, net	16,820	10,338
Inventory	213,689	229,244
Income taxes receivable	1,122	1,195
Prepaid expenses and other current assets	68,224	63,711
Total current assets	600,686	561,088
Property and equipment (net of accumulated depreciation of $23,190 and $22,230 as of March 31, 2025 and December 31, 2024, respectively)	9,491	8,937
Right-of-use lease assets	40,058	36,259
Intangible assets, net	2,501	2,294
Goodwill	2,042	2,042
Other assets	22,267	18,067
Deferred income taxes	36,860	36,860
Total assets	$713,905	$665,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,354	$45,098
Income taxes payable	2,643	4
Accrued expenses	37,965	38,524
Returns reserve	78,527	69,661
Current lease liabilities	9,947	9,066
Other current liabilities	39,478	33,744
Total current liabilities	225,914	196,097
Non-current lease liabilities	34,620	31,665
Total liabilities	260,534	227,762
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 40,413,816 and 39,699,150 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	41	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 30,918,796 and 31,501,330 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	31	32
Additional paid-in capital	135,268	133,046
Retained earnings	318,847	305,070
Non-controlling interest	(816)	(403)
Total stockholders’ equity	453,371	437,785
Total liabilities and stockholders’ equity	$713,905	$665,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$296,709	$270,581
Cost of sales	142,423	129,079
Gross profit	154,286	141,502
Operating expenses:
Fulfillment	9,358	9,393
Selling and distribution	49,956	48,438
Marketing	42,402	41,379
General and administrative	37,882	32,964
Total operating expenses	139,598	132,174
Income from operations	14,688	9,328
Other income, net	(893)	(5,321)
Income before income taxes	15,581	14,649
Provision for income taxes	4,175	3,776
Net income	11,406	10,873
Less: Net loss attributable to non-controlling interest	413	—
Net income attributable to Revolve Group, Inc. stockholders	$11,819	$10,873
Earnings per share of Class A and Class B common stock:
Basic	$0.17	$0.15
Diluted	$0.16	$0.15
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,256	70,919
Diluted	72,271	71,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$11,406	$10,873
Other comprehensive income (loss):
Cumulative translation adjustment	1,958	(425)
Total other comprehensive income (loss)	1,958	(425)
Total comprehensive income	13,364	10,448
Less: Comprehensive loss attributable to non-controlling interest	(35)	—
Comprehensive income attributable to Revolve Group, Inc. stockholders	$13,399	$10,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$11,406	$10,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,018	1,343
Rental product depreciation	351	—
Equity-based compensation	2,753	2,559
Changes in operating assets and liabilities:
Accounts receivable	(6,482)	(2,524)
Inventories	15,555	1,748
Income taxes receivable	73	1,625
Prepaid expenses and other current assets	(4,513)	(13,032)
Other assets	(3,989)	(226)
Accounts payable	12,256	8,179
Income taxes payable	2,639	1,248
Accrued expenses	(559)	7,765
Returns reserve	8,866	20,616
Right-of-use lease assets and current and non-current lease liabilities	37	(128)
Other current liabilities	5,734	(1,655)
Net cash provided by operating activities	45,145	38,391
Investing activities:
Purchases of property and equipment	(1,779)	(1,735)
Purchases of rental product	(562)	—
Net cash used in investing activities	(2,341)	(1,735)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(531)	(145)
Repurchases of Class A common stock	—	(8,119)
Net cash used in financing activities	(531)	(8,264)
Effect of exchange rate changes on cash and cash equivalents	1,958	(425)
Net increase in cash and cash equivalents	44,231	27,967
Cash and cash equivalents, beginning of period	256,600	245,449
Cash and cash equivalents, end of period	$300,831	$273,416
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$468	$1,599
Operating leases	$2,841	$2,254
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$6,096	$1,994

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

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles, or GAAP, in the United States can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 25, 2025.

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

The following table presents a roll-forward of our sales return reserve for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$69,661	$63,780
Returns	(376,814)	(374,513)
Provisions	385,680	395,129
Ending balance	$78,527	$84,396

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

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

See Note 9, Segment Information, for disaggregation of net sales by reportable segment, geographic area and major product category.

Rental Product, Net

During the second quarter of 2024, we entered into a consignment agreement with a third party to rent a limited quantity of our product assortment, primarily handbags, to customers. We consider rental product to be a long-term productive asset and classify it as other assets within the Company’s condensed consolidated balance sheets.

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of March 31, 2025, rental product, net amounted to $2.5 million and was included within other assets. Rental product depreciation was $0.4 million for the three months ended March 31, 2025.

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

Business Combinations

We account for business combinations using the acquisition method. All of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their acquisition date fair values. The difference between the aggregate consideration paid for an acquisition and the fair value of the net assets acquired is recorded as either goodwill or a bargain purchase gain. Identifiable intangible assets with finite lives are amortized over their useful lives. Amortization of intangible assets is recorded within general and administrative expenses.

We use estimates and assumptions available to us as a part of the determination of fair value to accurately value assets acquired, liabilities assumed and any non-controlling interest on the business combination date. These estimates are subject to measurement period adjustments. As a result, during the preliminary determination of fair value, which may be up to one year from the business combination date, we may record adjustments to the assets acquired or liabilities assumed subsequent to the completion of the determination of fair value in the period in which the adjustments were determined. Non-controlling interest, if any, is measured using the fair value of the subsidiaries’ identifiable assets and liabilities at the date of acquisition, subject to possible adjustments for up to one year from the business combination date.

We also may incur acquisition-related and other expenses including legal, banking, accounting and other advisory fees of third parties which are recorded within general and administrative expenses in the period in which they were incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-09 on January 1, 2025 on a prospective basis and will present the required new disclosures in our Annual Report on Form 10-K for year ended December 31, 2025.

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of March 31, 2025 and December 31, 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2025 and December 31, 2024.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2024. As of March 31, 2025, approximately 8.6 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the three months ended March 31, 2025 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2025	4,666,009	$16.23	7.4	$85,899
Granted	280,491	26.88	9.9
Exercised	(58,179)	10.84	—
Forfeited	(33,799)	23.48	—
Expired	(3,994)	46.54	—
Balance at March 31, 2025	4,850,528	16.83	7.4	34,452
Exercisable at March 31, 2025	1,499,263	17.30	5.1	12,509
Vested and expected to vest	3,288,999	18.63	6.8	21,287

RSU award activity for the three months ended March 31, 2025 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2025	71,195	$22.68	1.0	$2,384
Granted	117,779	26.48	—
Released	(117,779)	26.48	—
Forfeited	—	—	—
Unvested at March 31, 2025	71,195	22.68	0.8	1,530

There were 280,491 options and 117,779 RSUs granted during the three months ended March 31, 2025. The weighted average grant-date fair value of options granted during the three months ended March 31, 2025 was $15.02. The weighted average grant-date fair value of RSUs granted during the three months ended March 31, 2025 was $26.48 per share.

As of March 31, 2025, there was $16.3 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.3 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of March 31, 2025, we had $0.6 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.8 years. As of March 31, 2025, we had unrecognized stock-based compensation expense of $10.6 million for the operational milestones that were considered not probable of achievement. During the three months ended March 31, 2025 and 2024, we recorded stock-based compensation expense of $0.1 million and $(0.1) million, respectively, related to the 2023 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.8 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. There was an excess income tax benefit of $0.2 million and $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended March 31, 2025 and 2024, respectively.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$15,581	$14,649
Provision for income taxes	4,175	3,776
Effective tax rate	26.8%	25.8%

The increase in the effective tax rate for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets, partially offset by an increase in excess tax benefits related to the exercise of non-qualified stock options.

In October 2021, the Organization for Economic Co-operation and Development issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the U.S. has not adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will apply to our worldwide operations. However, given that we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two model rules in the jurisdictions in which we operate.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,200,480	$72	$133,046	$305,070	$(403)	$437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	132,132	—	(531)	—	—	(531)
Repurchases of Class A common stock		—	—	—	—	—
Equity-based compensation	—	—	2,753	—	—	2,753
Cumulative translation adjustment	—	—	—	1,958	—	1,958
Issuance of non-controlling interest at fair value	—	—	—	—	—	—
Net income (loss)	—	—	—	11,819	(413)	11,406
Ending balance	71,332,612	$72	$135,268	$318,847	$(816)	$453,371

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,290,708	$72	$116,713	$268,355	$—	$385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	56,171	—	(145)	—	—	(145)
Repurchases of Class A common stock	(530,007)	(1)	—	(8,118)	—	(8,119)
Equity-based compensation	—	—	2,559	—	—	2,559
Cumulative translation adjustment	—	—	—	(425)	—	(425)
Net income	—	—	—	10,873	—	10,873
Ending balance	70,816,872	$71	$119,127	$270,685	$—	$389,883

Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the stock repurchase program will be retired. No shares were repurchased during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased and retired 530,007 shares of Class A common stock for a total cost of $8.0 million, exclusive of broker fees and excise taxes, at an average price of $15.17 per share. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$6,429	$4,977	$5,875	$4,998
Net loss attributable to non-controlling interest	233	180	—	—
Net income attributable to common stockholders — basic	6,662	5,157	5,875	4,998
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	5,157	—	4,998	—
Reallocation of undistributed earnings to Class B common stock	—	94	—	50
Net income attributable to common stockholders — diluted	$11,819	$5,251	$10,873	$5,048
Denominator
Weighted average shares used to compute earnings per share — basic	40,164	31,092	38,322	32,597
Conversion of Class B to Class A common stock outstanding	31,092	—	32,597	—
Effect of dilutive stock options and RSUs	1,015	1,015	604	604
Weighted average number of shares used to compute earnings per share — diluted	72,271	32,107	71,523	33,201
Earnings per share:
Basic	$0.17	$0.17	$0.15	$0.15
Diluted	$0.16	$0.16	$0.15	$0.15

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options to purchase Class A and Class B common stock, and RSUs	968	1,735

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three months ended March 31, 2025 and 2024, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2025	2024
REVOLVE	$254,395	$229,589
FWRD	42,314	40,992
Total	$296,709	$270,581

Cost of sales
REVOLVE	$115,610	$101,917
FWRD	26,813	27,162
Total	$142,423	$129,079

Gross profit
REVOLVE	$138,785	$127,672
FWRD	15,501	13,830
Total	$154,286	$141,502

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$239,243	$219,133
Rest of the world (1)	57,466	51,448
Total	$296,709	$270,581

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net Sales
Fashion Apparel	$138,313	$121,787
Dresses	82,189	78,893
Handbags, Shoes and Accessories	59,989	55,967
Beauty	13,276	12,437
Other (1)	2,942	1,497
Total net sales	$296,709	$270,581

As a percentage of net sales
Fashion Apparel	47%	45%
Dresses	28%	29%
Handbags, Shoes and Accessories	20%	21%
Beauty	4%	5%
Other (1)	1%	0%
Total net sales	100%	100%

(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Expected merchandise returns, net	$32,805	$28,663
Advanced payments on inventory to be delivered from vendors	13,046	10,557
Prepaid marketing	7,807	5,118
Other	14,566	19,373
Total prepaid expenses and other current assets	$68,224	$63,711

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Marketing	$14,410	$15,342
Sales taxes	5,037	5,369
Salaries and related benefits	4,867	3,779
Selling and distribution	4,353	4,761
Other	9,298	9,273
Total accrued expenses	$37,965	$38,524

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Store credit	$20,522	$18,570
Loyalty Club liability	6,697	6,463
Gift cards	4,936	5,130
Other	7,323	3,581
Total other current liabilities	$39,478	$33,744

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
•
the effect of tariffs imposed by the U.S. or foreign governments or a global trade war;
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

We use social channels and cultural events designed to deliver authentic and aspirational, yet attainable, experiences to attract and retain next-generation consumers, and these efforts have historically led to higher earned media value than competitors. We complement our social media efforts through a variety of brand marketing campaigns and events, which generate a constant flow of authentic and inspiring content. Our social media and brand marketing strategy is combined with robust and sophisticated digital performance marketing activities and our proprietary brand ambassador program. Once we have attracted potential new customers to our sites, our goal is to convert them into active customers and then encourage repeat purchases. We acquire and retain customers through a variety of free and paid marketing channels, including paid search/product listing ads, affiliate marketing, our brand ambassador program, paid social, retargeting, organic search, personalized email and SMS marketing, and mobile “push” communications through our mobile applications.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except average order value and percentages)
Gross margin	52.0%	52.3%
Adjusted EBITDA	$19,299	$13,267
Free cash flow	$42,804	$36,656
Active customers	2,703	2,551
Total orders placed	2,308	2,223
Average order value	$295	$299

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

We review our inventory levels on an ongoing basis to identify slow-moving merchandise and use product markdowns to efficiently sell these products. We have maintained a high percentage of sales that occur at full price, which we believe reflects our data-driven merchandising strategy, our focus on emerging and owned brands that minimizes our assortment overlap with other retailers, customer acceptance of our merchandise and the sense of urgency we create through frequent product introductions in limited quantities. Gross margin is impacted by the mix of sales at full price and markdowns, as well as the level of markdowns.

Gross margin is also impacted by inbound freight costs and the level of tariffs and duties placed on imported products. In the near-term, given the significant increase in tariff rates on imported products, particularly from China, our gross margin will be adversely impacted by the effects of tariffs, though any long-term impact remains unclear. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

In the near-term, Adjusted EBITDA will be adversely impacted by the lowering of gross margin as a result of the increased level of tariff rates, though any long-term impact remains unclear. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$11,406	$10,873
Excluding:
Other income, net	(893)	(5,321)
Provision for income taxes	4,175	3,776
Depreciation and amortization	1,018	1,343
Equity-based compensation	2,753	2,559
Transaction costs(1)	840	—
Non-routine items(2)	—	37
Adjusted EBITDA	$19,299	$13,267

(1)	Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)	Non-routine items in the three months ended March 31, 2024 represent fees related to a settled legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$45,145	$38,391
Purchases of property and equipment	(1,779)	(1,735)
Purchases of rental product	(562)	—
Free cash flow	$42,804	$36,656
Net cash used in investing activities	$(2,341)	$(1,735)
Net cash used in financing activities	$(531)	$(8,264)

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

Active customers increased during the period ended March 31, 2025 compared to the same period in 2024 primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Although the impact, if any, is uncertain, customer behavior may be adversely affected by changes in trade policies and other macroeconomic factors. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

Total orders placed increased in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Although the impact, if any, is uncertain, customer behavior may be adversely affected by changes in trade policies and other macroeconomic factors. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product assortment. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order. Average order value can be adversely impacted by negative consumer sentiment, including as a result of tariffs. In the near-term, we expect average order value to decrease year-over-year given the challenging macroeconomic environment, as customers seek to purchase products at more accessible price points. We expect this decrease to be partially offset by potential price increases as a result of the actual or anticipated effects of tariffs, though any long-term impact remains unclear. The impact of tariffs may also impair comparability of average order value with prior periods. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Average order value decreased in the three months ended March 31, 2025, relative to the same period in 2024, primarily due to a lower percentage of sales at full price.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include tariffs imposed by the U.S. or foreign governments or a global trade war, inflation levels, employment rates, business conditions, , changes in the housing market, changes in the stock market, adverse developments affecting the financial services industry, the availability of credit, resumption of student loan payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges, and wars and geopolitical tensions. In addition, during periods of low unemployment, we generally experience higher labor costs.

As of May 6, 2025, the U.S. government had imposed incremental tariffs of 145% on goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. This tariff rate is comprised of a 20% tariff rate imposed under the International Emergency Economic Powers Act, or the IEEPA, in March 2025 and a 125% reciprocal tariff imposed in April 2025. When factoring in the pre-existing Section 301 tariffs of 7.5%, our total tariff rate on goods imported from China is 152.5%. This is in addition to the baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. In addition, U.S. tariffs on goods imported from other countries from which we source products include an incremental reciprocal tariff of 10% imposed in April 2025. Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are sustained at heightened levels, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

We are undertaking a series of actions and initiatives to mitigate the impact of heightened tariffs, including cost-sharing discussions with our owned brand manufacturing partners, diversifying our owned brand manufacturing sources outside of China, partnering with our third-party brands to mitigate the impact of tariffs, optimizing our product import logistics, selectively increasing prices for our products and further optimizing our supply chain. However, our mitigation efforts may be costly and may not yield near-term results or be as effective as we intend, or at all, and may have other negative impacts on our business, operations and financial condition. See the sections titled “Risk Factors—Risks Related to Our Business and Industry—Tariffs imposed by the U.S. or foreign governments or a global trade war has increased and may in the future continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations” and “—We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.”

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brands or convert impressions into new customers, our net sales growth and profitability will be adversely affected. Competition for social media and influencer-based marketing channels continues to increase, making it more difficult to differentiate ourselves and cost-effectively acquire customers. Furthermore, changes in the user experience on social media platforms, including a shift towards video and the level of recommended content as well as changes in privacy practices by third parties, may make it more difficult to gain customer awareness and cost-effectively acquire and retain customers. Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers. Additionally, in June 2023, Apple announced new software development kit, or SDK, privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, and in July 2024, announced its change from a previously-announced plan to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative.

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

Our ability to acquire and retain customers could be adversely impacted by the effects of tariffs and other macroeconomic factors. See the section titled “—Overall Economic Trends.”

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

In the near-term, we may experience shifts in merchandise mix as a result of changes in customer demand driven by the effects of tariffs, as well as a decrease in the contribution of owned brand products and certain third-party branded products that face greater direct exposure to the impact of heightened tariffs. Shifts in merchandise mix could adversely impact our overall gross margin.

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which impacts our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. In addition, increased tariffs and global trade instability could also negatively impact customer demand, our supply chain and cost to source from China and other countries, which in turn could adversely impact our ability to manage our inventory at appropriate levels. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin.

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

The REVOLVE segment contributes to a majority of our net sales, representing 85.7% and 84.9% of our net sales for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, REVOLVE generated $254.4 million and $229.6 million in net sales, respectively, representing an increase of 10.8%. The net sales increase in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a lower proportion of returned purchases and an increase in the number of orders shipped.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 14.3% and 15.1% of our net sales for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, FWRD generated $42.4 million and $41.0 million in net sales, respectively, representing an increase of 3.3%. The net sales increase in the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a lower proportion of returned purchases and an increase in the number of orders shipped, partially offset by a decrease in average order value.

Net sales to customers in the United States contributed to 80.6% and 81.0% of our net sales for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, net sales to customers in the United States were $239.2 million and $219.1 million, respectively, representing an increase of 9.2%.

Net sales to customers outside of the United States contributed to 19.4% and 19.0% of our net sales for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, net sales to customers outside of the United States were $57.5 million and $51.4 million, respectively, representing an increase of 11.7%.

Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in the section titled “—Overall Economic Trends.” In addition, any weakening of a local currency versus the U.S. dollar results in our products becoming more expensive in that local currency, which has in the past had, and may in the future have, a negative impact on demand for our products in the geographies that use such currency.

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. Prior to 2020, we experienced increased sales in the spring and summer months that had resulted in peak sales during the second quarter of each fiscal year and lower activity in the first quarter of each fiscal year. However, in recent years, our operating results have remained relatively consistent across all quarters. As such, we do not consider our business to be materially impacted by seasonal trends at this time. Our operating results are also impacted by macroeconomic conditions described in the section titled “—Overall Economic Trends.”

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of apparel, footwear, beauty, accessories and home products. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase, the proportion of returned merchandise and average order value. Net sales may be impacted by tariffs and other changes to trade policy, particularly in the near term. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory valuation adjustments, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of total orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix. We have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials. In the near-term, we expect cost of sales as a percentage of net sales to increase as a result of increased tariffs, particularly on products with a China origin.

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

Marketing Expenses

Marketing expenses consist primarily of targeted online performance marketing costs, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email and SMS marketing, and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long-term, we expect general and administrative expenses to continue to increase in absolute dollars to support business growth with general and administrative expenses as a percentage of net sales declining over the long-term as we leverage our investments and as our business scales. General and administrative expenses as a percentage of net sales may also increase if we are unable to adjust our cost structure for changes in customer demand and net sales.

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by foreign currency exchange gains and losses and fees associated with our line of credit. For the three months ended March 31, 2024, other income, net also includes $2.8 million of insurance proceeds related to a settled legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net sales	$296,709	$270,581
Cost of sales	142,423	129,079
Gross profit	154,286	141,502
Operating expenses:
Fulfillment expenses	9,358	9,393
Selling and distribution expenses	49,956	48,438
Marketing expenses	42,402	41,379
General and administrative expenses	37,882	32,964
Total operating expenses	139,598	132,174
Income from operations	14,688	9,328
Other income, net	(893)	(5,321)
Income before income taxes	15,581	14,649
Provision for income taxes	4,175	3,776
Net income	$11,406	$10,873

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	48.0%	47.7%
Gross profit	52.0%	52.3%
Operating expenses:
Fulfillment expenses	3.2%	3.5%
Selling and distribution expenses	16.8%	17.9%
Marketing expenses	14.3%	15.3%
General and administrative expenses	12.8%	12.2%
Total operating expenses	47.1%	48.9%
Income from operations	4.9%	3.4%
Other income, net	(0.3%)	(2.0%)
Income before income taxes	5.2%	5.4%
Provision for income taxes	1.4%	1.4%
Net income	3.8%	4.0%

Comparison of the Three Months Ended March 31, 2025 and 2024

Net Sales

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Net sales	$296,709	$270,581	$26,128	9.7%

The increase in net sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a lower proportion of returned purchases combined with a 3.8% increase in the number of orders shipped, partially offset by a 1.3% decrease in the average order value.

Net sales in the REVOLVE segment increased 10.8% to $254.4 million in the three months ended March 31, 2025 compared to net sales of $229.6 million in the same period in 2024. Net sales in the FWRD segment increased 3.3% to $42.4 million in the three months ended March 31, 2025 as compared to net sales of $41.0 million in the same period in 2024.

Cost of Sales

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of sales	$142,423	$129,079	$13,344	10.3%
Percentage of net sales	48.0%	47.7%

The increase in cost of sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in net sales. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales and deeper markdowns on markdown sales, partially offset by a lower mix of third-party brand sales. Third-party brand sales generally carry lower gross margins than that of owned brand sales.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Fulfillment expenses	$9,358	$9,393	$(35)	(0.4%)
Percentage of net sales	3.2%	3.5%

Fulfillment expenses for the three months ended March 31, 2025 were relatively flat as compared to the same period in 2024. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Selling and distribution expenses	$49,956	$48,438	$1,518	3.1%
Percentage of net sales	16.8%	17.9%

The increase in selling and distribution expenses for the three months ended March 31, 2025, as compared to the same period in 2024, was due to a $0.6 million increase in merchant processing fees, a $0.5 million increase in customer service expenses and a $0.4 million increase in other shipping expenses. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to lower shipping rates and a lower proportion of returned purchases as compared to the same period in the prior year, partially offset by a decrease in average order value.

Marketing Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Marketing expenses	$42,402	$41,379	$1,023	2.5%
Percentage of net sales	14.2%	15.3%

The increase in marketing expenses for the three months ended March 31, 2025, as compared to the same period in 2024, was due to a $4.4 million increase in performance marketing expense, partially offset by a $3.3 million decrease in brand marketing expense. The decrease in marketing expenses as a percentage of net sales was primarily due to efficiencies in our brand marketing investments.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative expenses	$37,882	$32,964	$4,918	14.9%
Percentage of net sales	12.8%	12.2%

The increase in general and administrative expenses for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a $1.8 million increase related to professional services and other occupancy costs, a $1.6 million increase in salaries and related benefits, a $0.2 million increase in equity-based compensation expense and a $1.3 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Income before income taxes	$15,581	$14,649
Provision for income taxes	4,175	3,776
Effective tax rate	26.8%	25.8%

The increase in the effective tax rate for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets, partially offset by an increase in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$300,831	$256,600
Accounts receivable, net	16,820	10,338
Working capital(1)	374,772	364,991

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of March 31, 2025, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of March 31, 2025 and December 31, 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of March 31, 2025 and December 31, 2024.

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

Historical Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$45,145	$38,391
Net cash used in investing activities	(2,341)	(1,735)
Net cash used in financing activities	(531)	(8,264)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2025, we generated $45.1 million of operating cash flow as compared to $38.4 million for the same period in 2024. The increase in our operating cash flow was primarily due to favorable impact from changes in working capital and higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure and purchases of rental product. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $2.3 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options, tax withholdings on share-based payment awards and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2025, and was primarily attributable to tax withholdings on share-based payment awards, partially offset by proceeds from the exercise of stock options. Net cash used in financing activities was $8.3 million for the three months ended March 31, 2024, and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program.

Contractual Obligations

As of March 31, 2025, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our net sales are not currently subject to significant foreign currency risk. However, our products for sale in foreign countries are generally priced in the country’s local currency based on the currency exchange rate in effect at the time. When the U.S. dollar strengthens, prices for customers in these regions may be more expensive relative to that of competition in those markets, thus adversely impacting our demand. Furthermore, the general purchasing power of consumers in foreign countries is weakened by a stronger U.S. dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of income. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements and we have not engaged in any foreign currency hedging transactions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, increased tariffs and global trade instability, public health crises, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values, home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, labor strikes, fears of recession, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, other geopolitical tensions, negative consumer sentiment toward U.S.-made products in our international markets, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Tariffs imposed by the U.S. or foreign governments or a global trade war has increased and may in the future continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China and other countries have in the past implemented, and may in the future implement, tariffs on a wide range of American products.

As of May 6, 2025, the U.S. government had imposed incremental tariffs of 145% on goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. This tariff rate is comprised of a 20% tariff rate imposed under the IEEPA, in March 2025 and a 125% reciprocal tariff imposed in April 2025. When factoring in the pre-existing Section 301 tariffs of 7.5%, our total tariff rate on goods imported from China is 152.5%. This is in addition to the baseline HTS tariffs, which vary by product. In addition, U.S. tariffs on goods imported from other countries from which we source products include an incremental reciprocal tariff of 10% imposed in April 2025. Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are sustained at heightened levels, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China or other countries could exacerbate these actions and other governmental intervention. Our efforts to mitigate the impact of heightened tariffs and to further diversify our supply chain may be costly and may not yield near-term results or be as effective as we intend, or at all, and may have other negative impacts on our business, operations and financial condition.

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our international operations. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes could be time-consuming and expensive and certain of our competitors may be better suited to withstand or react to these changes.

We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.

Our business requires us to manage a large volume of inventory effectively. We add new products to our sites every week and we depend on our forecasts of demand for and popularity of various products to make purchase decisions and to manage our inventory. Demand for products, however, is difficult to forecast and can change significantly between the time inventory is ordered and the date of sale, resulting in higher inventory levels that may adversely impact our operating results, or insufficient inventory that may adversely impact the conversion of demand for our merchandise. Demand may be affected by macroeconomic factors such as high inflation and low consumer confidence, public health crises, wars and other geopolitical tensions, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, and various other factors, such as political instability and social unrest, and our consumers may not purchase products in the quantities that we expect.

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

We source a significant portion of our products, directly or indirectly, from China. The imposition of significant tariffs on imports from China or other countries that we source from, if sustained at heightened levels, may result in our inability to cost-effectively source products. If we are unable to cost-effectively source inventory, whether from China or other countries, we may not be able to meet consumer demand, which could have a material adverse effect on our business, operating results and financial condition.

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. Various factors and events outside of our control impact our supply chain and may delay or prevent our manufacturing and may also increase the cost to manufacture or transport product that is sourced in China or other countries. In addition, the worsening of U.S. relations with China or other countries, increased tariffs and global trade instability could also negatively impact our supply chain and cost to source from China and other countries. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, for example as a result of further imposition of tariffs, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has in the past been, and may in the future be, negatively impacted by events such as wars and geopolitical tensions, tariffs, public health crises, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

Merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If the rate of merchandise returns increases significantly or if merchandise return economics become less efficient, our business, financial condition and operating results could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. We accept merchandise returns for full refund if returned within 30 days of the original purchase date and merchandise may be exchanged up to 60 days from the original purchase date. Due to our liberal return policy and consumer behavior, we have experienced and may in the future experience heightened levels of returns, which have and may continue to negatively impact our operating results and financial position. We have also experienced and may in the future experience increased levels of returns due to changes in consumer shopping behavior and discretionary spending as a result of changes in macroeconomic conditions or consumer confidence, including levels of unemployment, salaries and wage rates, high inflation, high interest rates, recession or fears of recession, housing costs, energy and fuel costs, the resumption of student loan repayments, income tax rates and the timing of tax refunds, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

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

Use of social media and influencers may materially and adversely affect our reputation or subject us to regulatory and tax obligations, fines, lawsuits or other penalties.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump issued executive orders to delay the ban until June 2025. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property and consumer protection laws as well as tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges caused by a number of factors and events, such as public health crises, wars and geopolitical tensions in Ukraine/Russia, Israel/Gaza and the Middle East, trade wars with China and other countries, port closures, strikes and labor shortages, we have in the past experienced, and may in the future experience, delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations, including the U.S. government’s tariffs on imports from China, has and may continue to negatively impact our supply chain and our cost to source from China.

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

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, geopolitical tensions, terrorism, trade embargoes, customs, tariffs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and its trading partners have and may continue to lead to increased tariffs on our goods, restrict or eliminate the availability of the de minimis exemption on imported goods from certain countries and restrict the international flow of our goods and supplies. As an example, the de minimis exemption for products from China was eliminated on May 2, 2025, and items that were eligible for de minimis treatment are now subject to a unique tariff structure with significantly heightened and variable ad valorem or specific duties. These policies may result in unknown effects, including a potential disruption in the flow of goods between the United States and China.

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

Our quarterly operating results may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in net sales generated from the brands on our sites, including as a result of macroeconomic factors and the timing and success of large, in-person events that we host;
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

We base our current and future expense levels on our operating forecasts and estimates of future net sales and gross margins. Net sales and operating results are difficult to forecast because they generally depend on the volume, timing, value and type of the orders we receive, and return rates, all of which are uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States and in our international markets. The rapid changes and uncertainty in global trade practices, including tariff rates, make it difficult to predict sales, inventory levels and gross margin. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net sales, margins and profitability from period-to-period.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and eCommerce, including but not limited to regulations and laws involving pricing practices and online payments, taxes, privacy, data protection, data security, anti-spam, content protection, website accessibility, Internet neutrality, artificial intelligence, automated decision-making, electronic contracts and communications, consumer protection, gift cards, marketplace scope or ownership, intermediary liability protections, online platform liability, content moderation, online child safety, marketplace seller regulation, packaging and recycling requirements, seller certification and representative requirements, and know-your-customer/business. Compliance or failure to comply with applicable laws and regulations could impede the growth of our eCommerce or mobile commerce operations.

These laws and regulations are continuously evolving, and compliance is costly and can require changes to our business practices and significant management time and effort. It is not always clear how existing laws governing issues such as property ownership, libel, consumer protection, sales and other taxes, and consumer privacy apply to the Internet as many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the Internet or eCommerce, may subject us to inconsistent obligations across jurisdictions.

We strive to comply with all applicable laws, and compliance is often complex and operationally challenging. In addition, applicable laws may conflict with each other or our practices and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or private parties. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

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

We use multiple third-party suppliers and manufacturers based primarily in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. We also sell our merchandise to customers in China and use Chinese-owned social media and payment platforms such as TikTok, WeChat and AliPay to market to and transact with customers inside and outside of China. In addition, imports into the United States of products from China may be subject to increased risk of seizure by Customs and Border Protection if not compliant with the Uighur Forced Labor Prevention Act, or UFLPA, or regulations issued pursuant to UFLPA.

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China and use Chinese-owned social media platforms may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Tariffs imposed by the U.S. or foreign governments or a global trade war has increased and may in the future continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.”

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump issued executive orders to delay the ban until June 2025. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

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

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of organizational worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which generally permits continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed in 2025 and may be modified or revoked. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Interpretation of the ePrivacy Directive’s requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures that could impact our use of such technologies or lead to significant penalties for actual or alleged non-compliance. On January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

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

We collect, transmit, store and otherwise process personal and financial information provided by our customers, such as names, phone numbers, email addresses, the details of transactions and credit card and other financial information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information.

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

We use complex custom-built proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net sales depend on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand, scale and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand, scale and upgrade our technology, systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the eCommerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis and we may experience instability and performance issues as a result of these changes.

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

We use artificial intelligence, or AI, and machine learning in our business to, among other things, optimize our product assortment and personalize our website experience through advanced search and product recommendations. We may expand our use of AI and machine learning into other areas of our business including the design and development of owned brand merchandise and general administrative functions. Issues relating to our use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.

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

The market price of our Class A common stock has, and may continue to, fluctuate or decline significantly in response to numerous factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•
market volatility and economic disruption caused by macroeconomic factors, including but not limited to inflation, consumer confidence, tariffs and global trade instability, and events such as natural disasters and public health crises;
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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of March 31, 2025, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 44% of the outstanding shares of common stock and collectively controlled approximately 88% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

There were no shares of our Class A common stock repurchased during the three months ended March 31, 2025. As of March 31, 2025, the approximate dollar value of shares that may yet be repurchased under the existing stock repurchase program was $57.6 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 7, 2025, Jesse Timmermans, our chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 127,362 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 19, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Date: May 6, 2025