Form 10-Q
period 2025-06-30
Revolve Group, Inc.
filed 2025-08-05
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, 40,376,857 shares of the registrant’s Class A common stock and 30,918,796 shares of the registrant’s Class B common stock were outstanding.

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
•
Our use of AI and machine learning could adversely affect our business and operating results.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$310,716	$256,600
Accounts receivable, net	19,352	10,338
Inventory	221,011	229,244
Income taxes receivable	1,151	1,195
Prepaid expenses and other current assets	61,949	63,711
Total current assets	614,179	561,088
Property and equipment (net of accumulated depreciation of $24,166 and $22,230 as of June 30, 2025 and December 31, 2024, respectively)	10,406	8,937
Right-of-use lease assets	33,149	36,259
Intangible assets, net	2,170	2,294
Goodwill	2,042	2,042
Other assets	24,116	18,067
Deferred income taxes	36,860	36,860
Total assets	$722,922	$665,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,190	$45,098
Income taxes payable	—	4
Accrued expenses	44,229	38,524
Returns reserve	75,486	69,661
Current lease liabilities	9,932	9,066
Other current liabilities	40,899	33,744
Total current liabilities	226,736	196,097
Non-current lease liabilities	27,599	31,665
Total liabilities	254,335	227,762
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 40,361,953 and 39,699,150 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	40	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 30,918,796 and 31,501,330 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	31	32
Additional paid-in capital	136,006	133,046
Retained earnings	332,510	305,070
Non-controlling interest	—	(403)
Total stockholders’ equity	468,587	437,785
Total liabilities and stockholders’ equity	$722,922	$665,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$308,971	$282,456	$605,680	$553,037
Cost of sales	141,909	129,850	284,332	258,929
Gross profit	167,062	152,606	321,348	294,108
Operating expenses:
Fulfillment	9,828	9,272	19,186	18,665
Selling and distribution	53,794	50,442	103,750	98,880
Marketing	47,109	42,961	89,511	84,340
General and administrative	38,328	33,496	76,210	66,460
Total operating expenses	149,059	136,171	288,657	268,345
Income from operations	18,003	16,435	32,691	25,763
Other expense (income), net	2,913	(4,271)	2,020	(9,592)
Income before income taxes	15,090	20,706	30,671	35,355
Provision for income taxes	5,079	5,329	9,254	9,105
Net income	10,011	15,377	21,417	26,250
Less: Net loss attributable to non-controlling interest	150	—	563	—
Net income attributable to Revolve Group, Inc. stockholders	$10,161	$15,377	$21,980	$26,250
Earnings per share of Class A and Class B common stock:
Basic	$0.14	$0.22	$0.31	$0.37
Diluted	$0.14	$0.21	$0.30	$0.37
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,283	70,833	71,270	70,880
Diluted	71,898	71,544	72,085	71,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$10,011	$15,377	$21,417	$26,250
Other comprehensive income (loss):
Cumulative translation adjustment	3,502	187	5,460	(238)
Total other comprehensive income (loss)	3,502	187	5,460	(238)
Total comprehensive income	13,513	15,564	26,877	26,012
Less: Comprehensive loss attributable to non-controlling interest	159	—	124	—
Comprehensive income attributable to Revolve Group, Inc. stockholders	$13,354	$15,564	$26,753	$26,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$21,417	$26,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,388	2,518
Rental product depreciation	775	107
Equity-based compensation	5,057	4,653
Loss on disposal of subsidiary	2,425	—
Bargain purchase gain	—	(1,883)
Changes in operating assets and liabilities:
Accounts receivable	(9,014)	(5,144)
Inventories	7,281	(27,988)
Income taxes receivable	44	996
Prepaid expenses and other current assets	1,774	(9,462)
Other assets	(5,660)	(275)
Accounts payable	11,625	14,992
Income taxes payable	(4)	1,269
Accrued expenses	5,862	(330)
Returns reserve	5,825	8,278
Right-of-use lease assets and current and non-current lease liabilities	75	(266)
Other current liabilities	7,895	7
Net cash provided by operating activities	57,765	13,722
Investing activities:
Purchases of property and equipment	(3,986)	(2,782)
Purchases of rental product	(1,368)	(937)
Cash divested upon disposal of subsidiary	(1,657)	—
Cash paid for acquisition	—	(427)
Net cash used in investing activities	(7,011)	(4,146)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(357)	(32)
Repurchases of Class A common stock	(1,741)	(10,018)
Net cash used in financing activities	(2,098)	(10,050)
Effect of exchange rate changes on cash and cash equivalents	5,460	(238)
Net increase in cash and cash equivalents	54,116	(712)
Cash and cash equivalents, beginning of period	256,600	245,449
Cash and cash equivalents, end of period	$310,716	$244,737
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$8,623	$6,867
Operating leases	$5,761	$4,585
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$6,096	$7,180

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

The following table presents a roll-forward of our sales return reserve for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$78,527	$84,396	$69,661	$63,780
Returns	(421,391)	(423,502)	(798,205)	(798,015)
Provisions	418,350	411,164	804,030	806,293
Ending balance	$75,486	$72,058	$75,486	$72,058

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.3 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.

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

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of June 30, 2025, rental product, net amounted to $2.9 million and was included within other assets. Rental product depreciation was $0.4 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and was $0.8 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

Disposal of Subsidiary

During the second quarter of 2024, pursuant to a decision rendered by the Commercial Court of Paris, Revolve Group, Inc. acquired the business of Alexandre Vauthier, a French luxury fashion brand, for $0.4 million. The acquisition was made through L.A. Rive Droite, a newly incorporated French joint stock company. Under the terms of the agreement, until recently, Revolve Group owned an 80% interest and Mr. Alexandre Vauthier owned the remaining 20% interest in L.A. Rive Droite.

During the second quarter of 2025, we ceased funding the operations of our majority-owned foreign subsidiary, L.A. Rive Droite. Shortly thereafter, the subsidiary initiated formal insolvency proceedings under local law, which was approved on May 28, 2025. As a result, we no longer exercise control over the subsidiary and deconsolidated its financial results effective May 28, 2025.

We recognized a $2.4 million loss on deconsolidation in the second quarter of 2025, reflecting the derecognition of net assets, the write-off of our investment and shareholder loans and the elimination of non-controlling interest. This amount is included in other expense (income), net in our condensed consolidated statements of income.

Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of June 30, 2025 and December 31, 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2025 and December 31, 2024.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2024. As of June 30, 2025, approximately 8.6 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the six months ended June 30, 2025 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2025	4,666,009	$16.23	7.4	$85,899
Granted	318,317	26.17	9.6
Exercised	(78,953)	10.63	—
Forfeited	(94,652)	18.50	—
Expired	(16,178)	40.09	—
Balance at June 30, 2025	4,794,543	16.86	7.1	28,140
Exercisable at June 30, 2025	1,724,391	16.70	5.0	12,295
Vested and expected to vest	3,465,240	18.31	6.7	18,846

RSU award activity for the six months ended June 30, 2025 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2025	71,195	$22.68	1.0	$2,384
Granted	131,243	26.05	0.1
Released	(139,532)	25.19	—
Forfeited	—	—	—
Unvested at June 30, 2025	62,906	24.14	0.9	1,261

There were 37,826 options and 13,464 RSUs granted during the three months ended June 30, 2025 and 318,317 options and 131,243 RSUs granted during the six months ended June 30, 2025. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2025 was $11.66 and $14.62, respectively. The weighted average grant-date fair value of RSUs granted during the three and six months ended June 30, 2025 was $22.28 and $26.05 per share.

As of June 30, 2025, there was $14.7 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.1 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of June 30, 2025, we had $1.3 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.8 years. As of June 30, 2025, we had unrecognized stock-based compensation expense of $9.0 million for the operational milestones that were considered not probable of achievement. During the three and six months ended June 30, 2025, we recorded stock-based compensation expense of $0.8 million and $0.9 million, respectively, related to the 2023 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.3 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively and $5.1 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively. There was an excess income tax benefit of $0.2 million and $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the six months ended June 30, 2025 and 2024, respectively. The amount of excess tax benefit for the three months ended June 30, 2025 and 2024, was insignificant.

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

Legal Proceedings

In March 2023, we received a cease-and-desist letter alleging copyright infringement and related claims. During 2023, we accrued $7.3 million to general and administrative expenses for estimated losses and legal fees that we expected to incur in connection with these claims. In November 2023, we entered into a final settlement agreement with the claimant and paid $7.3 million in settlement costs and legal fees related to this matter. During the three months ended March 31, 2024, we received $2.8 million in insurance proceeds related to this matter. We record insurance proceeds related to legal matters within other expense (income), net in the period in which they are received.

In February 2024, the U.S. Fish and Wildlife Service served us with a notice of violation and proposed civil penalty, alleging that we had violated certain administrative requirements under the Endangered Species Act and the Lacey Act in connection with our export and import of certain items of merchandise. During the fourth quarter of 2023, we accrued $2.8 million to general and administrative expenses for estimated losses and legal fees related to this matter and during the second quarter of 2024, we accrued an additional $0.4 million to general and administrative expenses for estimated losses and legal fees related to this matter. In June 2024, we entered into a final settlement with the U.S. Fish and Wildlife Service and paid $3.2 million in settlement cost and legal fees related to this matter.

During the three months ended June 30, 2025, we accrued $1.0 million to general and administrative expenses for estimated losses and legal fees related to certain pending legal matters. While the outcome of these matters cannot be predicted with certainty, we do not believe they will have a material adverse effect on our financial condition or results of operations.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$15,090	$20,706	$30,671	$35,355
Provision for income taxes	5,079	5,329	9,254	9,105
Effective tax rate	33.7%	25.7%	30.2%	25.8%

The increase in the effective tax rate for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act which includes, among other provisions, changes to the U.S. corporate income tax system including provisions related to bonus depreciation, research and development and foreign derived intangible income. We are currently evaluating the impact of these tax law changes on our condensed consolidated financial statements.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,332,612	$72	$135,268	$318,847	$(816)	$453,371
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	40,720	—	174	—	—	174
Repurchases of Class A common stock	(92,583)	(1)	(1,740)	—	—	(1,741)
Equity-based compensation	—	—	2,304	—	—	2,304
Cumulative translation adjustment	—	—	—	3,502	—	3,502
Disposal of subsidiary	—	—	—	—	966	966
Net income (loss)	—	—	—	10,161	(150)	10,011
Ending balance	71,280,749	$71	$136,006	$332,510	$—	$468,587

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	70,816,872	$71	$119,127	$270,685	$—	$389,883
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	32,041	—	113	—	—	113
Repurchases of Class A common stock	(118,998)	—	—	(1,899)	—	(1,899)
Equity-based compensation	—	—	2,094	—	—	2,094
Cumulative translation adjustment	—	—	—	187	—	187
Net income	—	—	—	15,377	—	15,377
Ending balance	70,729,915	$71	$121,334	$284,350	$—	$405,755

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,200,480	$72	$133,046	$305,070	$(403)	$437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	172,852	—	(357)	—	—	(357)
Repurchases of Class A common stock	(92,583)	(1)	(1,740)	—	—	(1,741)
Equity-based compensation	—	—	5,057	—	—	5,057
Cumulative translation adjustment	—	—	—	5,460	—	5,460
Disposal of subsidiary	—	—	—	—	966	966
Net income (loss)	—	—	—	21,980	(563)	21,417
Ending balance	71,280,749	$71	$136,006	$332,510	$—	$468,587

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,290,708	$72	$116,713	$268,355	$—	$385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	88,212	—	(32)	—	—	(32)
Repurchases of Class A common stock	(649,005)	(1)	—	(10,017)	—	(10,018)
Equity-based compensation	—	—	4,653	—	—	4,653
Cumulative translation adjustment	—	—	—	(238)	—	(238)
Net income	—	—	—	26,250	—	26,250
Ending balance	70,729,915	$71	$121,334	$284,350	$—	$405,755

Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the stock repurchase program will be retired. During the three and six months ended June 30, 2025, we repurchased and retired 92,583 shares of Class A common stock for a total cost of $1.7 million, exclusive of broker fees and excise taxes, at an average price of $18.78. During the three months ended June 30, 2024, we repurchased and retired 118,998 shares of Class A common stock for a total cost of $1.9 million, exclusive of broker fees and excise taxes, at an average price of $15.83. During the six months ended June 30, 2024, we repurchased and retired 649,005 shares of Class A common stock for a total cost of $9.9 million, exclusive of broker fees and excise taxes, at an average price of $15.29. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$5,669	$4,342	$8,301	$7,076	$12,100	$9,317	$14,178	$12,072
Net loss attributable to non-controlling interest	85	65	—	—	318	245	—	—
Net income attributable to common stockholders — basic	5,754	4,407	8,301	7,076	12,418	9,562	14,178	12,072
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	4,407	—	7,076	—	9,562	—	12,072	—
Reallocation of undistributed earnings to Class B common stock	—	49	—	82	—	140	—	130
Net income attributable to common stockholders — diluted	$10,161	$4,456	$15,377	$7,158	$21,980	$9,702	$26,250	$12,202
Denominator
Weighted average shares used to compute earnings per share — basic	40,364	30,919	38,236	32,597	40,265	31,005	38,283	32,597
Conversion of Class B to Class A common stock outstanding	30,919	—	32,597	—	31,005	—	32,597	—
Effect of dilutive stock options and RSUs	615	615	711	711	815	815	658	658
Weighted average number of shares used to compute earnings per share — diluted	71,898	31,534	71,544	33,308	72,085	31,820	71,538	33,255
Earnings per share:
Basic	$0.14	$0.14	$0.22	$0.22	$0.31	$0.31	$0.37	$0.37
Diluted	$0.14	$0.14	$0.21	$0.21	$0.30	$0.30	$0.37	$0.37

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options to purchase Class A and Class B common stock, and RSUs	1,470	1,385	1,224	1,561

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-founders and co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and six months ended June 30, 2025 and 2024, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2025	2024	2025	2024
REVOLVE	$268,421	$245,535	$522,816	$475,124
FWRD	40,550	36,921	82,864	77,913
Total	$308,971	$282,456	$605,680	$553,037

Cost of sales
REVOLVE	$118,481	$107,640	$234,091	$209,557
FWRD	23,428	22,210	50,241	49,372
Total	$141,909	$129,850	$284,332	$258,929

Gross profit
REVOLVE	$149,940	$137,895	$288,725	$265,567
FWRD	17,122	14,711	32,623	28,541
Total	$167,062	$152,606	$321,348	$294,108

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$241,623	$225,057	$480,866	$444,190
Rest of the world (1)	67,348	57,399	124,814	108,847
Total	$308,971	$282,456	$605,680	$553,037

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales
Fashion Apparel	$133,693	$117,952	$272,006	$239,739
Dresses	94,709	90,129	176,898	169,022
Handbags, Shoes and Accessories	62,978	60,186	122,967	116,153
Beauty	12,887	11,119	26,163	23,556
Other (1)	4,704	3,070	7,646	4,567
Total net sales	$308,971	$282,456	$605,680	$553,037

As a percentage of net sales
Fashion Apparel	43%	42%	45%	43%
Dresses	31%	32%	29%	31%
Handbags, Shoes and Accessories	20%	21%	20%	21%
Beauty	4%	4%	5%	4%
Other (1)	2%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Expected merchandise returns, net	$28,871	$28,663
Advanced payments on inventory to be delivered from vendors	14,528	10,557
Prepaid marketing	2,538	5,118
Other	16,012	19,373
Total prepaid expenses and other current assets	$61,949	$63,711

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Marketing	$17,484	$15,342
Salaries and related benefits	7,456	3,779
Selling and distribution	4,687	4,761
Consumption taxes	7,426	7,108
Other	7,176	7,534
Total accrued expenses	$44,229	$38,524

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Store credit	$21,883	$18,570
Loyalty Club liability	6,810	6,463
Gift cards	5,087	5,130
Other	7,119	3,581
Total other current liabilities	$40,899	$33,744

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

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 110,000 apparel and footwear styles, as well as beauty, accessories and home products as of December 31, 2024. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,400 emerging, established and owned brands as of December 31, 2024. Through more than 20 years of continued investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail for the 21st century.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except average order value and percentages)
Gross margin	54.1%	54.0%	53.1%	53.2%
Adjusted EBITDA	$22,887	$20,474	$42,186	$33,741
Free cash flow	$9,607	$(26,653)	$52,411	$10,003
Active customers	2,743	2,577	2,743	2,577
Total orders placed	2,424	2,271	4,732	4,494
Average order value	$300	$306	$298	$302

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income before other expense (income), net; taxes; and depreciation and amortization; adjusted to exclude the effects of equity-based compensation expense, certain transaction costs and certain non-routine items. We have provided below a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure. In future periods, we may exclude similar items, may incur income and expenses similar to these excluded items, and may include other expenses, costs and non-recurring items.

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

A reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$10,011	$15,377	$21,417	$26,250
Excluding:
Other expense (income), net	2,913	(4,271)	2,020	(9,592)
Provision for income taxes	5,079	5,329	9,254	9,105
Depreciation and amortization	1,370	1,175	2,388	2,518
Equity-based compensation	2,304	2,094	5,057	4,653
Transaction costs(1)	60	325	900	325
Non-routine items(2)	1,150	445	1,150	482
Adjusted EBITDA	$22,887	$20,474	$42,186	$33,741

(1)	Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)

Non-routine items in the three and six months ended June 30, 2025 primarily represent an accrual for certain pending legal matters. Non-routine items in the three and six months ended June 30, 2024 represent an accrual and a charge for a previously disclosed and settled legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$12,620	$(24,669)	$57,765	$13,722
Purchases of property and equipment	(2,207)	(1,047)	(3,986)	(2,782)
Purchases of rental product	(806)	(937)	(1,368)	(937)
Free cash flow	$9,607	$(26,653)	$52,411	$10,003
Net cash used in investing activities	$(4,670)	(2,411)	$(7,011)	$(4,146)
Net cash used in financing activities	$(1,567)	$(1,786)	$(2,098)	$(10,050)

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

Active customers increased during the period ended June 30, 2025 compared to the same period in 2024 primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Although the impact, if any, is uncertain, customer behavior may be adversely affected by changes in trade policies and other macroeconomic factors. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

Total orders placed increased in the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Although the impact, if any, is uncertain, customer behavior may be adversely affected by changes in trade policies and other macroeconomic factors. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

Average order value decreased in the three and six months ended June 30, 2025, relative to the same periods in 2024, primarily due to a shift in product mix.

Factors Affecting Our Performance

Overall Economic Trends

The overall economic environment and related changes in consumer behavior have a significant impact on our business. In general, positive conditions in the broader economy promote customer spending on our sites, while economic weakness, which generally results in a reduction of customer spending, may have a more pronounced negative effect on spending on our sites. Macro factors that can affect consumer confidence, shopping behavior and spending patterns, and thereby our near-term and long-term results of operations, include tariffs imposed by the U.S. or foreign governments or a global trade war, inflation levels, employment rates, business conditions, changes in the housing market, changes in the stock market, adverse developments affecting the financial services industry, the availability of credit, resumption of student loan payments, interest rates, foreign currency exchange rates, fuel, energy and raw material costs, supply chain challenges, and wars and geopolitical tensions. In addition, during periods of low unemployment, we generally experience higher labor costs.

Since May 2025, the U.S. government has imposed incremental tariffs of 30% on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. This tariff rate is comprised of a 20% tariff rate imposed under the International Emergency Economic Powers Act, or the IEEPA, since March 2025, and a temporarily reduced 10% reciprocal tariff imposed since May 2025. When factoring in the pre-existing Section 301 tariffs of 7.5%, our total tariff rate on goods imported from China is 37.5%. This rate may change, and at various points throughout the preceding quarter, this total tariff rate on goods imported from China reached 152.5%. These tariffs are in addition to the baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. In addition, U.S. tariffs on goods imported from other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025. On July 31, 2025, an executive order was issued imposing further modification to the reciprocal tariff rates for certain countries effective on August 7, 2025, including higher reciprocal tariff rates for countries such as Japan, Turkey, Indonesia and India. Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are sustained at heightened levels, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brands or convert impressions into new customers, our net sales growth and profitability will be adversely affected. The social media and influencer-based marketing landscape continues to shift and competition remains intense, which may adversely impact our ability to differentiate ourselves and cost-effectively acquire and retain customers. Furthermore, changes in the user experience on search, social media and other platforms, including recent developments in artificial intelligence, or AI, and the introduction of large language models, or LLMs, a shift towards video and the level of recommended content as well as changes in privacy practices by third parties, may make it more difficult to gain customer awareness and cost-effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality, which may change consumer search behavior and affect our ability to cost-effectively acquire and retain customers. Additionally, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers. In June 2023, Apple announced new software development kit, or SDK, privacy controls that it has integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. Additionally, Apple Inc. recently updated Apple Mail, including automated inbox categorization, sender-level grouping, and AI-generated email previews. These changes may reduce the visibility and effectiveness of our email communications, which could negatively impact customer engagement and, over time, affect customer retention. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, and in July 2024, announced its change from a previously-announced plan to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative.

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

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers, orders placed and net sales over time.

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

In the near-term, we may experience shifts in merchandise mix as a result of changes in customer demand driven by the effects of tariffs, as well as a decrease in the contribution of certain third-party branded products that face greater direct exposure to the impact of heightened tariffs. Shifts in merchandise mix could adversely impact our overall gross margin.

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which are reflected in our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. In addition, increased tariffs and global trade instability could also negatively impact customer demand, our supply chain and cost to source from China and other countries, which in turn could adversely impact our ability to manage our inventory at appropriate levels. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin.

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.9% of our net sales for the three months ended June 30, 2025 and 2024, and 86.3% and 85.9% of our net sales for the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, REVOLVE generated $268.4 million and $245.5 million in net sales, respectively, representing an increase of 9.3%. During the six months ended June 30, 2025 and 2024, REVOLVE generated $522.8 million and $475.1 million in net sales, respectively, representing an increase of 10.0%. The net sales increase in the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases, partially offset by a decrease in average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 13.1% of our net sales for the three months ended June 30, 2025 and 2024, and 13.7% and 14.1% of our net sales for the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, FWRD generated $40.6 million and $36.9 million in net sales, respectively, representing an increase of 9.8%. During the six months ended June 30, 2025 and 2024, FWRD generated $82.9 million and $77.9 million in net sales, respectively, representing an increase of 6.4%. The net sales increase in the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in the number of orders shipped, partially offset by a decrease in average order value.

Net sales to customers in the United States contributed to 78.2% and 79.7% of our net sales for the three months ended June 30, 2025 and 2024, respectively, and 79.4% and 80.3% of our net sales for the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, net sales to customers in the United States were $241.6 million and $225.1 million, respectively, representing an increase of 7.4%. During the six months ended June 30, 2025 and 2024, net sales to customers in the United States were $480.9 million and $444.2 million, respectively, representing an increase of 8.3%.

Net sales to customers outside of the United States contributed to 21.8% and 20.3% of our net sales for the three months ended June 30, 2025 and 2024, respectively, and 20.6% and 19.7% of our net sales for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, net sales to customers outside of the United States were $67.3 million and $57.4 million, respectively, representing an increase of 17.3%. During the six months ended June 30, 2025 and 2024, net sales to customers outside of the United States were $124.8 million and $108.8 million, respectively, representing an increase of 14.7%.

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

Marketing Expenses

Marketing expenses consist primarily of costs to execute targeted marketing campaigns across free and paid channels, such as paid search/product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email and SMS marketing, and mobile “push” communications through our mobile applications. Marketing expenses also consist of investment in brand marketing channels, including events, payments to influencers and other forms of online and offline marketing. Marketing expenses are primarily related to growing and retaining our customer base and building the REVOLVE and FWRD brands. Over the long term, we expect marketing expenses to increase in absolute dollars as we continue to scale our business, and may fluctuate as a percentage of sales depending on net sales volume, the level of marketing investment in a particular period and the competitive environment. We may make opportunistic investments in marketing initiatives that may increase marketing as a percentage of net sales to levels in excess of historical levels for certain quarters or periods of time in the future.

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

Other Expense (Income), Net

Other expense (income), net consists primarily of interest income on our money market funds, partially offset by foreign currency exchange gains and losses and fees associated with our line of credit. For the three and six months ended June 30, 2025, other expense (income), net also includes a $2.4 million loss on deconsolidation of subsidiary. For the six months ended June 30, 2024, other expense (income), net includes $2.8 million of insurance proceeds related to a settled legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$308,971	$282,456	$605,680	$553,037
Cost of sales	141,909	129,850	284,332	258,929
Gross profit	167,062	152,606	321,348	294,108
Operating expenses:
Fulfillment expenses	9,828	9,272	19,186	18,665
Selling and distribution expenses	53,794	50,442	103,750	98,880
Marketing expenses	47,109	42,961	89,511	84,340
General and administrative expenses	38,328	33,496	76,210	66,460
Total operating expenses	149,059	136,171	288,657	268,345
Income from operations	18,003	16,435	32,691	25,763
Other expense (income), net	2,913	(4,271)	2,020	(9,592)
Income before income taxes	15,090	20,706	30,671	35,355
Provision for income taxes	5,079	5,329	9,254	9,105
Net income	$10,011	$15,377	$21,417	$26,250

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9%	46.0%	46.9%	46.8%
Gross profit	54.1%	54.0%	53.1%	53.2%
Operating expenses:
Fulfillment expenses	3.2%	3.3%	3.2%	3.4%
Selling and distribution expenses	17.4%	17.9%	17.1%	17.9%
Marketing expenses	15.3%	15.2%	14.8%	15.2%
General and administrative expenses	12.4%	11.9%	12.6%	12.0%
Total operating expenses	48.3%	48.2%	47.7%	48.5%
Income from operations	5.8%	5.8%	5.4%	4.7%
Other expense (income), net	0.9%	(1.5%)	0.3%	(1.7%)
Income before income taxes	4.9%	7.3%	5.1%	6.4%
Provision for income taxes	1.7%	1.9%	1.6%	1.7%
Net income	3.2%	5.4%	3.5%	4.7%

Comparison of the Three Months Ended June 30, 2025 and 2024

Net Sales

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Net sales	$308,971	$282,456	$26,515	9.4%

The increase in net sales for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a 6.7% increase in the number of orders shipped combined with a lower proportion of returned purchases, partially offset by a 2.0% decrease in the average order value.

Net sales in the REVOLVE segment increased 9.3% to $268.4 million in the three months ended June 30, 2025 compared to net sales of $245.5 million in the same period in 2024. Net sales in the FWRD segment increased 9.8% to $40.6 million in the three months ended June 30, 2025 as compared to net sales of $36.9 million in the same period in 2024.

Cost of Sales

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of sales	$141,909	$129,850	$12,059	9.3%
Percentage of net sales	45.9%	46.0%

The increase in cost of sales for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in net sales and to a lesser extent, an increase in the cost of products related to tariffs. The decrease in cost of sales as a percentage of net sales was primarily due to a lower mix of third-party brand sales, partially offset by a lower percentage of full price sales and the impact of increased import tariff rates. Third-party brand sales generally carry lower gross margins than that of owned brand sales.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Fulfillment expenses	$9,828	$9,272	$556	6.0%
Percentage of net sales	3.2%	3.3%

The increase in fulfillment expenses for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases, partially offset by a decrease in average order value.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Selling and distribution expenses	$53,794	$50,442	$3,352	6.6%
Percentage of net sales	17.4%	17.9%

The increase in selling and distribution expenses for the three months ended June 30, 2025, as compared to the same period in 2024, was due to increases in orders placed and net sales that resulted in a $1.6 million increase in shipping and handling costs, a $0.7 million increase in merchant processing fees, a $0.5 million increase in customer service expenses and a $0.6 million increase in other selling expenses. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases and lower shipping rates as compared to the same period in the prior year, partially offset by a decrease in average order value.

Marketing Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Marketing expenses	$47,109	$42,961	$4,148	9.7%
Percentage of net sales	15.3%	15.2%

The increase in marketing expenses for the three months ended June 30, 2025, as compared to the same period in 2024, was due to a $6.0 million increase in performance marketing expense, partially offset by a $1.9 million decrease in brand marketing expense. Marketing expenses expressed as a percentage of net sales for the three months ended June 30, 2025 were flat as compared to the same period in 2024.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative expenses	$38,328	$33,496	$4,832	14.4%
Percentage of net sales	12.4%	11.9%

The increase in general and administrative expenses for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $1.9 million increase in salaries and related benefits and equity-based compensation expense, a $1.5 million increase related to professional services and other occupancy costs, a $0.4 million increase in non-routine and transaction costs and a $1.0 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Three Months Ended June 30,
	2025	2024
	(dollars in thousands)
Income before income taxes	$15,090	$20,706
Provision for income taxes	5,079	5,329
Effective tax rate	33.7%	25.7%

The increase in the effective tax rate for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets.

Comparison of the Six Months Ended June 30, 2025 and 2024

Net Sales

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Net sales	$605,680	$553,037	$52,643	9.5%

The increase in net sales for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a 5.3% increase in the number of orders shipped combined with a lower proportion of returned purchases, partially offset by a 1.3% decrease in the average order value.

Net sales in the REVOLVE segment increased 10.0% to $522.8 million in the six months ended June 30, 2025 compared to net sales of $475.1 million in the same period in 2024. Net sales in the FWRD segment increased 6.4% to $82.9 million in the six months ended June 30, 2025 as compared to net sales of $77.9 million in the same period in 2024.

Cost of Sales

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of sales	$284,332	$258,929	$25,403	9.8%
Percentage of net sales	46.9%	46.8%

The increase in cost of sales for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in net sales. The increase in cost of sales as a percentage of net sales was primarily due to a lower percentage of full price sales and deeper markdowns on markdown sales, partially offset by a lower mix of third-party brand sales.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Fulfillment expenses	$19,186	$18,665	$521	2.8%
Percentage of net sales	3.2%	3.4%

The increase in fulfillment expenses for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases, partially offset by a decrease in average order value.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Selling and distribution expenses	$103,750	$98,880	$4,870	4.9%
Percentage of net sales	17.1%	17.9%

The increase in selling and distribution expenses for the six months ended June 30, 2025, as compared to the same period in 2024, was due to increases in orders placed and net sales that resulted in a $1.8 million increase in shipping and handling costs, a $1.3 million increase in merchant processing fees, a $0.9 million increase in customer service expenses and a $0.9 million increase in other selling expenses. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases and lower shipping rates as compared to the same period in the prior year, partially offset by a decrease in average order value.

Marketing Expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Marketing expenses	$89,511	$84,340	$5,171	6.1%
Percentage of net sales	14.8%	15.2%

The increase in marketing expenses for the six months ended June 30, 2025, as compared to the same period in 2024, was due to a $10.4 million increase in performance marketing expense, partially offset by a $5.2 million decrease in brand marketing expense. The decrease in marketing expenses as a percentage of net sales was primarily due to efficiencies in our brand marketing investments.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative expenses	$76,210	$66,460	$9,750	14.7%
Percentage of net sales	12.6%	12.0%

The increase in general and administrative expenses for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $3.7 million increase in salaries and related benefits and equity-based compensation expense, a $3.3 million increase related to professional services and other occupancy costs, a $1.2 million increase in transaction costs and other non-routine costs and a $1.6 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by growth in general and administrative expenses outpacing growth in net sales.

Income Taxes

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Income before income taxes	$30,671	$35,355
Provision for income taxes	9,254	9,105
Effective tax rate	30.2%	25.8%

The increase in the effective tax rate for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$310,716	$256,600
Accounts receivable, net	19,352	10,338
Working capital(1)	387,443	364,991

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of June 30, 2025, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, and to a much lesser extent, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of June 30, 2025 and December 31, 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of June 30, 2025 and December 31, 2024.

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

Historical Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$57,765	$13,722
Net cash used in investing activities	(7,011)	(4,146)
Net cash used in financing activities	(2,098)	(10,050)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2025, we generated $57.8 million of operating cash flow as compared to $13.7 million for the same period in 2024. The increase in our operating cash flow was primarily due to favorable impact from changes in working capital and higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure, leasehold improvements in our retail locations and purchases of rental product. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $7.0 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options, tax withholdings on share-based payment awards and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2025, and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program. Net cash used in financing activities was $10.0 million for the six months ended June 30, 2024, and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program.

Contractual Obligations

As of June 30, 2025, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since May 2025, the U.S. government has imposed incremental tariffs of 30% on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. This tariff rate is comprised of a 20% tariff rate imposed under the IEEPA, since March 2025, and a temporarily reduced 10% reciprocal tariff imposed since May 2025. When factoring in the pre-existing Section 301 tariffs of 7.5%, our total tariff rate on goods imported from China is 37.5%. This rate may change, and at various points throughout the preceding quarter, this total tariff rate on goods imported from China reached 152.5%. These tariffs are in addition to the baseline HTS tariffs, which vary by product. In addition, U.S. tariffs on goods imported from other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025. On July 31, 2025, an executive order was issued imposing further modification to the reciprocal tariff rates for certain countries effective on August 7, 2025, including higher reciprocal tariff rates for countries such as Japan, Turkey, Indonesia and India. Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are sustained at heightened levels, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump issued executive orders to delay the ban until September 2025. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property and consumer protection laws as well as tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product promotion and marketing may increase the risk that such content could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. Private parties have in the past and may in the future bring claims on a similar basis. We do not prescribe what our influencers post and if we were held responsible for the content of their posts or their actions, we could be fined or forced to alter our practices, which could have an adverse impact on our business.

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

In an effort to further engage with our customers and build awareness of our brands, we sponsor unique events and experiences, including short-term pop-up retail experiences. In 2024, we opened our first permanent brick-and-mortar store in Aspen, Colorado. We are in the process of opening a second physical store in Los Angeles, California and may open additional physical stores in the future. We have limited experience in brick-and-mortar retail. We may not be successful in opening new physical stores and we may not successfully identify the correct markets in which to open stores. If we are unable to cost-effectively expand our presence through brick-and-mortar stores, our operating results and reputation could be materially adversely impacted. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

We obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As eCommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also use paid and non-paid advertising. We acquire and retain customers through paid search and product listing ads, affiliate marketing, paid social media marketing, retargeting, personalized email and SMS marketing and mobile “push” communications through our mobile apps. The recent introduction of AI and LLMs within search and other marketing channels may change consumer search behavior and our ability to cost effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality. If we are unable to adapt to this and similar changes, our net sales growth and profitability may be adversely affected. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges caused by a number of factors and events, such as public health crises, wars and geopolitical tensions in Ukraine/Russia, Israel/Gaza and the Middle East, trade wars with China and other countries, port closures, extreme weather events, strikes and labor shortages, we have in the past experienced, and may in the future experience, delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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
•
fluctuations in the rate of U.S. tariffs imposed on goods imported from China and other countries;
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
•
inflation levels and our ability to control our costs, including employee wages and benefits, shipping costs, other variable selling costs, marketing costs and other operating expenses;
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

We operate three fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, labor shortages, regulatory changes and other business limitations and restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to public health crises have in the past and may in the future, adversely impacted our ability to staff our fulfillment centers. If government authorities increase regulation or impose new restrictions on businesses due to public health crises or otherwise, including ones that would require closure of our fulfillment centers or adversely impact our ability to hire and retain sufficient staff, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs, and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we have and may need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Changes in immigration enforcement may also impact wages and the cost of recruiting and retaining employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages, we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could have a material adverse effect on our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and two of our fulfillment centers, including our largest fulfillment center, as well as the majority of our employees are located, is very competitive.

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

Our operating results could be adversely affected by natural disasters, such as wildfires, floods and earthquakes, public health crises, political crises, terrorist attacks, wars and geopolitical tensions, social unrest and other catastrophic events.

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes, floods and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; public health crises; political crises; terrorist attacks; wars and geopolitical tensions, including worsening U.S.-China relations; social unrest; and other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, or the operations of one or more of our third-party providers or vendors, and adversely affect our operating results.

Customer growth and activity on mobile devices depends upon effective use of mobile operating systems, networks and standards that we do not control.

Purchases using mobile devices by consumers generally, and by our customers specifically, have increased significantly and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our customers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple Inc. or Alphabet Inc., if those providers impose restrictions on the data collection or use practices or other functionality of our applications, if our applications receive unfavorable treatment compared to competing applications, such as the order of our products in the Apple App Store, or if we face increased costs to distribute or have customers use our mobile applications. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has negatively impacted the effectiveness of our advertising practices. In June 2023, Apple announced new SDK privacy controls that it integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. Additionally,

Apple Inc. recently updated Apple Mail, including automated inbox categorization, sender-level grouping, and AI-generated email previews. These changes may reduce the visibility and engagement rates of our email communications and may adversely impact our ability to reach customers effectively through the email channel. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024. We also depend on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitive products could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our customers to access and use our sites on their mobile devices, or if our customers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially and adversely affected.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and eCommerce, including but not limited to regulations and laws involving pricing practices and online payments, taxes, privacy, data protection, data security, anti-spam, content protection, website accessibility, Internet neutrality, AI, automated decision-making, electronic contracts and communications, consumer protection, gift cards, marketplace scope or ownership, intermediary liability protections, online platform liability, content moderation, online child safety, marketplace seller regulation, packaging and recycling requirements, seller certification and representative requirements, and know-your-customer/business. Compliance or failure to comply with applicable laws and regulations could impede the growth of our eCommerce or mobile commerce operations.

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

We are subject to taxes in several jurisdictions, including the United States and the UK. We record tax expense based on current tax liabilities and our estimates of future tax liabilities, which may include reserves for estimates of probable settlements of tax audits. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated.

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, among other things, imposed a one percent excise tax on certain stock repurchases by public companies. The Organization of Economic Cooperation and Development proposed implementing a global minimum tax of fifteen percent, which has been adopted by many jurisdictions, including the UK, and is being considered by others for implementation. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modifies certain tax provisions that could impact our tax liability and financial condition. There are numerous other factors that could affect our effective tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump issued executive orders to delay the ban until September 2025. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

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

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing, transfer and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. Separately, for example, the Department of Justice recently issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other actual or alleged legal or contractual obligations relating to privacy, data protection, information security, consumer protection or the collection, use, retention, sharing, transfer and security of consumer data could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any actual or alleged claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject. Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in

April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. In June 2023, Apple announced new SDK privacy controls that it integrated into iOS 17, which was released in September 2023, including new protections designed to limit tracking or identification of user devices. Additionally, Apple Inc. recently updated Apple Mail, including automated inbox categorization, sender-level grouping, and AI-generated email previews. These changes may reduce the visibility and engagement rates of our email communications and may adversely impact our ability to reach customers effectively through the email channel. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024.

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

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of organizational worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which generally permits continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed in 2025 and may be modified or revoked. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. These amendments may impact the European Commission’s adequacy decision with respect to the UK’s data protection regime. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Interpretation of the ePrivacy Directive’s requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures that could impact our use of such technologies or lead to significant penalties for actual or alleged non-compliance. On January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

Outside of the EU, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, localized storage of data, consumer protection, and the collection, use, retention, sharing, transfer and security of consumer data, and new countries and territories are adopting such legislation or other obligations with increasing frequency. In China, for example, the Personal Information Protection Law, or PIPL, was adopted on August 20, 2021 and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization and purpose limitation requirements, as well as obligations to provide certain notices and rights to citizens of China. The PIPL allows for fines of up to 50 million renminbi, or 5% of a covered company’s revenue in the prior year. More generally, many of these foreign laws and regulations may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, international activities and operations increase our risk of non-compliance with applicable laws and regulations, and we would increase our risk of non-compliance with applicable foreign data protection laws by expanding internationally. We may need to change and limit the way we use personal information in operating our business, may be required to make additional investments in compliance programs, may be required to update our policies and procedures and may have difficulty maintaining a single operating model that is compliant. In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, information security, consumer protection, and the collection, use, retention, sharing, transfer and security. For example, in 2018, California enacted the California Consumer Privacy Act, or CCPA, which, among other things, requires certain disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA, which became effective January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, California voters approved the California Privacy Rights Act, or CPRA, in November 2020. The CPRA significantly modified the CCPA, creating obligations relating to consumer data effective as of January 1, 2022. Numerous other states have proposed, and in certain cases enacted, legislation addressing privacy or cybersecurity matters, many of which are comprehensive privacy laws that share similarities with the CCPA and the CPRA. Aspects of these privacy statutes remain unclear, resulting in further uncertainty and potentially requiring us to modify our practices and policies and to incur substantial additional costs and expenses in an effort to comply. As a general matter, compliance with laws, regulations, and any applicable rules or guidance from self-regulatory organizations relating to privacy, data protection, information security, consumer protection, and the collection, use, retention, sharing, transfer and security may result in substantial costs and may necessitate changes to our business practices, which may compromise our growth strategy, adversely affect our ability to acquire customers, and otherwise adversely affect our business, financial condition and operating results.

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

Our use of AI and machine learning could adversely affect our business and operating results.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of June 30, 2025, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 44% of the outstanding shares of common stock and collectively controlled approximately 89% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	46,033	$19.03	46,033	$56,772,136
May 1, 2025 to May 31, 2025	45,350	$18.50	45,350	$55,933,248
June 1, 2025 to June 30, 2025	1,200	$19.87	1,200	$55,909,407
Total	92,583		92,583

(1)	Exclusive of broker fees and excise taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 29, 2025, MMMK Development, Inc., or MMMK Development, an entity controlled by our co-founders and co-chief executive officers, Mike Karanikolas and Michael Mente, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,750,125 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Date: August 5, 2025