Form 10-Q
period 2025-09-30
Revolve Group, Inc.
filed 2025-11-04
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 28, 2025, 40,415,438 shares of the registrant’s Class A common stock and 30,918,796 shares of the registrant’s Class B common stock were outstanding.

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
•
We may expand our business through acquisitions, joint ventures, strategic investments and commercial collaborations, which may divert management’s attention, be difficult to integrate, disrupt our business, dilute stockholder value, prove to be unsuccessful and adversely affect our business, operating results and financial condition.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$315,427	$256,600
Accounts receivable, net	21,108	10,338
Inventory	238,833	229,244
Income taxes receivable	—	1,195
Prepaid expenses and other current assets	62,755	63,711
Total current assets	638,123	561,088
Property and equipment (net of accumulated depreciation of $25,109 and $22,230 as of September 30, 2025 and December 31, 2024, respectively)	13,578	8,937
Right-of-use lease assets	30,983	36,259
Intangible assets, net	2,309	2,294
Goodwill	2,042	2,042
Other assets	27,362	18,067
Deferred income taxes	36,860	36,860
Total assets	$751,257	$665,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,992	$45,098
Income taxes payable	2,349	4
Accrued expenses	42,871	38,524
Returns reserve	71,722	69,661
Current lease liabilities	10,223	9,066
Other current liabilities	46,825	33,744
Total current liabilities	235,982	196,097
Non-current lease liabilities	25,068	31,665
Total liabilities	261,050	227,762
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 40,415,438 and 39,699,150 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	40	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 30,918,796 and 31,501,330 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	31	32
Additional paid-in capital	140,601	133,046
Retained earnings	349,535	305,070
Non-controlling interest	—	(403)
Total stockholders’ equity	490,207	437,785
Total liabilities and stockholders’ equity	$751,257	$665,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$295,631	$283,146	$901,311	$836,183
Cost of sales	134,115	138,279	418,447	397,208
Gross profit	161,516	144,867	482,864	438,975
Operating expenses:
Fulfillment	9,839	9,268	29,025	27,933
Selling and distribution	51,705	47,930	155,455	146,810
Marketing	40,429	39,510	129,940	123,850
General and administrative	38,552	33,906	114,762	100,366
Total operating expenses	140,525	130,614	429,182	398,959
Income from operations	20,991	14,253	53,682	40,016
Other income, net	(7,310)	(192)	(5,290)	(9,784)
Income before income taxes	28,301	14,445	58,972	49,800
Provision for income taxes	7,122	3,694	16,376	12,799
Net income	21,179	10,751	42,596	37,001
Less: Net loss attributable to non-controlling interest	—	220	563	220
Net income attributable to Revolve Group, Inc. stockholders	$21,179	$10,971	$43,159	$37,221
Earnings per share of Class A and Class B common stock:
Basic	$0.30	$0.16	$0.61	$0.53
Diluted	$0.29	$0.15	$0.60	$0.52
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,302	70,673	71,282	70,802
Diluted	72,003	71,523	72,062	71,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$21,179	$10,751	$42,596	$37,001
Other comprehensive (loss) income:
Cumulative translation adjustment	(2,131)	2,869	3,329	2,631
Total other comprehensive (loss) income	(2,131)	2,869	3,329	2,631
Total comprehensive income	19,048	13,620	45,925	39,632
Less: Comprehensive (income) loss attributable to non-controlling interest	—	(23)	124	(23)
Comprehensive income attributable to Revolve Group, Inc. stockholders	$19,048	$13,643	$45,801	$39,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$42,596	$37,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,395	3,501
Rental product depreciation	1,324	416
Gain on sale of rental product	(222)	—
Equity-based compensation	7,414	6,751
Loss on disposal of subsidiary	2,425	—
Bargain purchase gain	—	(1,883)
Changes in operating assets and liabilities:
Accounts receivable	(10,770)	878
Inventories	(10,541)	(33,704)
Income taxes receivable	1,195	(2,433)
Prepaid expenses and other current assets	968	(11,006)
Other assets	(8,362)	(459)
Accounts payable	17,429	12,567
Income taxes payable	2,345	674
Accrued expenses	4,504	(2,506)
Returns reserve	2,061	12,407
Right-of-use lease assets and current and non-current lease liabilities	1	(592)
Other current liabilities	13,821	1,162
Net cash provided by operating activities	69,583	22,774
Investing activities:
Purchases of property and equipment	(8,306)	(3,819)
Purchases of rental product	(3,569)	(2,781)
Proceeds from sale of rental product	1,330	—
Cash divested upon disposal of subsidiary	(1,657)	—
Cash paid for acquisition	—	(427)
Net cash used in investing activities	(12,202)	(7,027)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	141	890
Repurchases of Class A common stock	(2,024)	(11,876)
Net cash used in financing activities	(1,883)	(10,986)
Effect of exchange rate changes on cash and cash equivalents	3,329	2,631
Net increase in cash and cash equivalents	58,827	7,392
Cash and cash equivalents, beginning of period	256,600	245,449
Cash and cash equivalents, end of period	$315,427	$252,841
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$12,981	$14,339
Operating leases	$9,201	$7,185
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$6,096	$7,180

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

The following table presents a roll-forward of our sales return reserve for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$75,486	$72,058	$69,661	$63,780
Returns	(409,941)	(377,804)	(1,208,146)	(1,175,819)
Provisions	406,177	381,933	1,210,207	1,188,226
Ending balance	$71,722	$76,187	$71,722	$76,187

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.0 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Sales taxes and duties collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. We currently collect and remit sales taxes in all U.S. states that have enacted laws requiring out-of-state retailers to do so. However, certain jurisdictions may assert that we have tax collection obligations for prior periods in which we did not collect sales taxes. To the extent such obligations are determined to apply and the applicable statutes of limitations have not expired, we could be subject to assessments, interest, or penalties. No significant interest or penalties related to sales taxes are recognized in the accompanying condensed consolidated financial statements.

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

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of September 30, 2025, rental product, net amounted to $3.4 million and was included within other assets. Rental product depreciation was $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and was $1.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We recognized a $2.4 million loss on deconsolidation in the second quarter of 2025, reflecting the derecognition of net assets, the write-off of our investment and shareholder loans and the elimination of non-controlling interest. This amount is included in other income, net in our condensed consolidated statements of income.

Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Note 3. Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of September 30, 2025 and December 31, 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2025 and December 31, 2024.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2025. As of September 30, 2025, approximately 8.5 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the nine months ended September 30, 2025 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2025	4,666,009	$16.23	7.4	$85,899
Granted	378,493	25.32	9.1
Exercised	(128,034)	10.44	—
Forfeited	(110,146)	19.51	—
Expired	(18,495)	39.08	—
Balance at September 30, 2025	4,787,827	16.94	6.9	32,549
Exercisable at September 30, 2025	1,767,480	16.77	5.0	14,224
Vested and expected to vest	3,621,445	18.19	6.6	22,939

RSU award activity for the nine months ended September 30, 2025 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2025	71,195	$22.68	1.0	$2,384
Granted	201,951	24.20	0.9
Released	(158,548)	25.12	—
Forfeited	—	—	—
Unvested at September 30, 2025	114,598	21.98	1.8	2,441

There were 60,176 options and 70,708 RSUs granted during the three months ended September 30, 2025 and 378,493 options and 201,951 RSUs granted during the nine months ended September 30, 2025. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2025 was $11.62 and $14.14, respectively. The weighted average grant-date fair value of RSUs granted during the three and nine months ended September 30, 2025 was $20.77 and $24.20 per share, respectively.

As of September 30, 2025, there was $15.4 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.3 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of September 30, 2025, we had $1.6 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.7 years. As of September 30, 2025, we had unrecognized stock-based compensation expense of $7.9 million for the operational milestones that were considered not probable of achievement. During the three and nine months ended September 30, 2025, we recorded stock-based compensation expense of $0.8 million and 1.6 million, respectively, related to the 2023 Performance Option Awards. During the three and nine months ended September 30, 2024, we recorded stock-based compensation expense of $0.2 million and $0.3 million, respectively, related to the 2023 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.4 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively and $7.4 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. There was an excess income tax benefit of $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for both the three months ended September 30, 2025 and 2024. There was an excess income tax benefit of $0.3 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

During the second quarter of 2025, we accrued $1.0 million to general and administrative expenses for estimated losses and legal fees related to certain pending legal matters. An additional $1.0 million was accrued during the third quarter of 2025 for estimated losses and legal fees related to these matters. While the outcome of these matters cannot be predicted with certainty, we do not believe they will have a material adverse effect on our financial condition or results of operations.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$28,301	$14,445	$58,972	$49,800
Provision for income taxes	7,122	3,694	16,376	12,799
Effective tax rate	25.2%	25.6%	27.8%	25.7%

The decrease in the effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in state income taxes and an increase in the benefit from foreign-derived intangible income. The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets, partially offset by a decrease in state income taxes.

In October 2021, the Organization for Economic Co-operation and Development, or OECD, issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the U.S. has not adopted the Pillar Two rules, various other governments around the world are enacting legislation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On June 28, 2025, however, the G7 released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax). The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures. Given that we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two model rules in the jurisdictions in which we operate.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act which includes, among other provisions, changes to the U.S. corporate income tax system including provisions related to bonus depreciation, research and development and foreign derived intangible income. We are currently evaluating the impact of these tax law changes on our condensed consolidated financial statements.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,280,749	$71	$137,746	$330,770	$—	$468,587
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	68,097	—	498	—	—	498
Repurchases of Class A common stock	(14,612)		—	(283)	—	(283)
Equity-based compensation	—	—	2,357	—	—	2,357
Cumulative translation adjustment	—	—	—	(2,131)	—	(2,131)
Net income	—	—	—	21,179	—	21,179
Ending balance	71,334,234	$71	$140,601	$349,535	$—	$490,207

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	70,729,915	$71	$121,334	$284,350	$—	$405,755
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	101,230	—	922	—	—	922
Repurchases of Class A common stock	(118,193)	—	—	(1,858)	—	(1,858)
Equity-based compensation	—	—	2,098	—	—	2,098
Cumulative translation adjustment	—	—	—	2,869	—	2,869
Issuance of non-controlling interest at fair value	—	—	(471)	—	745	274
Net income (loss)	—	—	—	10,971	(220)	10,751
Ending balance	70,712,952	$71	$123,883	$296,332	$525	$420,811

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,200,480	$72	$133,046	$305,070	$(403)	$437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	240,949	—	141	—	—	141
Repurchases of Class A common stock	(107,195)	(1)	—	(2,023)	—	(2,024)
Equity-based compensation	—	—	7,414	—	—	7,414
Cumulative translation adjustment	—	—	—	3,329	—	3,329
Disposal of subsidiary	—	—	—	—	966	966
Net income (loss)	—	—	—	43,159	(563)	42,596
Ending balance	71,334,234	$71	$140,601	$349,535	$—	$490,207

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,290,708	$72	$116,713	$268,355	$—	$385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	189,442	—	890	—	—	890
Repurchases of Class A common stock	(767,198)	(1)	—	(11,875)	—	(11,876)
Equity-based compensation	—	—	6,751	—	—	6,751
Cumulative translation adjustment	—	—	—	2,631	—	2,631
Issuance of non-controlling interest at fair value	—	—	(471)	—	745	274
Net income (loss)	—	—	—	37,221	(220)	37,001
Ending balance	70,712,952	$71	$123,883	$296,332	$525	$420,811

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

During the three and nine months ended September 30, 2025, we repurchased and retired 14,612 shares and 107,195 shares of Class A common stock, respectively, for a total cost of $0.3 million and $2.0 million, respectively, exclusive of broker fees and excise taxes, at an average price of $19.36 and $18.86, respectively. During the three and nine months ended September 30, 2024, we repurchased and retired 118,193 shares and 767,198 shares of Class A common stock, respectively, for a total cost of $1.9 million and $11.8 million, respectively, exclusive of broker fees and excise taxes, at an average price of $15.67 and $15.35, respectively. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

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

Diluted earnings per share represents net income attributable to common stockholders divided by the weighted-average number of shares of common stock outstanding, inclusive of the effect of dilutive stock options and RSUs. The undistributed earnings are allocated based on the participation rights of shares of Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical for both classes, the undistributed earnings are allocated on a proportionate basis.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$11,995	$9,184	$5,792	$4,959	$24,086	$18,510	$19,966	$17,035
Net loss attributable to non-controlling interest	—	—	119	101	318	245	119	101
Net income attributable to common stockholders — basic	11,995	9,184	5,911	5,060	24,404	18,755	20,085	17,136
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	9,184	—	5,060	—	18,755	—	17,136	—
Reallocation of undistributed earnings to Class B common stock	—	117	—	70	—	264	—	202
Net income attributable to common stockholders — diluted	$21,179	$9,301	$10,971	$5,130	$43,159	$19,019	$37,221	$17,338
Denominator
Weighted average shares used to compute earnings per share — basic	40,383	30,919	38,077	32,596	40,306	30,976	38,205	32,597
Conversion of Class B to Class A common stock outstanding	30,919	—	32,596	—	30,976	—	32,597	—
Effect of dilutive stock options and RSUs	701	701	850	850	780	780	722	722
Weighted average number of shares used to compute earnings per share — diluted	72,003	31,620	71,523	33,446	72,062	31,756	71,524	33,319
Earnings per share:
Basic	$0.30	$0.30	$0.16	$0.16	$0.61	$0.61	$0.53	$0.53
Diluted	$0.29	$0.29	$0.15	$0.15	$0.60	$0.60	$0.52	$0.52

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options to purchase Class A and Class B common stock, and RSUs	1,165	1,249	1,204	1,457

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-founders and co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and nine months ended September 30, 2025 and 2024, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2025	2024	2025	2024
REVOLVE	$254,646	$243,421	$777,462	$718,545
FWRD	40,985	39,725	123,849	117,638
Total	$295,631	$283,146	$901,311	$836,183

Cost of sales
REVOLVE	$111,540	$111,945	$345,631	$321,502
FWRD	22,575	26,334	72,816	75,706
Total	$134,115	$138,279	$418,447	$397,208

Gross profit
REVOLVE	$143,106	$131,476	$431,831	$397,043
FWRD	18,410	13,391	51,033	41,932
Total	$161,516	$144,867	$482,864	$438,975

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$231,424	$222,650	$712,290	$666,840
Rest of the world (1)	64,207	60,496	189,021	169,343
Total	$295,631	$283,146	$901,311	$836,183

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales
Fashion Apparel	$128,795	$120,225	$400,801	$359,964
Dresses	91,165	88,197	268,063	257,219
Handbags, Shoes and Accessories	57,860	59,395	180,827	175,548
Beauty	12,349	11,240	38,512	34,796
Other (1)	5,462	4,089	13,108	8,656
Total net sales	$295,631	$283,146	$901,311	$836,183

As a percentage of net sales
Fashion Apparel	43%	42%	45%	43%
Dresses	31%	32%	30%	31%
Handbags, Shoes and Accessories	20%	21%	20%	21%
Beauty	4%	4%	4%	4%
Other (1)	2%	1%	1%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Expected merchandise returns, net	$27,881	$28,663
Advanced payments on inventory to be delivered from vendors	16,112	10,557
Prepaid marketing	1,941	5,118
Other	16,821	19,373
Total prepaid expenses and other current assets	$62,755	$63,711

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Marketing	$17,369	$15,342
Salaries and related benefits	6,530	3,779
Consumption taxes	6,463	7,108
Selling and distribution	5,000	4,761
Other	7,509	7,534
Total accrued expenses	$42,871	$38,524

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Store credit	$23,403	$18,570
Loyalty Club liability	7,216	6,463
Gift cards	5,168	5,130
Other	11,038	3,581
Total other current liabilities	$46,825	$33,744

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except average order value and percentages)
Gross margin	54.6%	51.2%	53.6%	52.5%
Adjusted EBITDA	$25,347	$17,503	$67,533	$51,244
Free cash flow	$6,627	$6,171	$59,038	$16,174
Active customers	2,747	2,628	2,747	2,628
Total orders placed	2,300	2,200	7,032	6,694
Average order value	$306	$303	$300	$303

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
•
Adjusted EBITDA does not reflect certain non-routine items that may represent a reduction in cash available to us; and
•
other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure to benchmark performance across various companies.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

In the near-term, Adjusted EBITDA may be adversely impacted by the lowering of gross margin as a result of the increased level of tariff rates, though any long-term impact remains unclear. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

A reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$21,179	$10,751	$42,596	$37,001
Excluding:
Other income, net	(7,310)	(192)	(5,290)	(9,784)
Provision for income taxes	7,122	3,694	16,376	12,799
Depreciation and amortization	1,007	983	3,395	3,501
Equity-based compensation	2,357	2,098	7,414	6,751
Transaction costs(1)	—	169	900	494
Non-routine items(2)	992	—	2,142	482
Adjusted EBITDA	$25,347	$17,503	$67,533	$51,244

(1)	Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)

Non-routine items in the three and nine months ended September 30, 2025 primarily represent an accrual for certain pending legal matters. Non-routine items in the nine months ended September 30, 2024 represent an accrual and a charge for a previously disclosed and settled matter related to non-routine import and export fees.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed in the table above and elsewhere in this report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used in purchases of property and equipment, and purchases of rental product, net of proceeds from the sale of rental product. We have provided below a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash provided by financing activities, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$11,818	$9,052	$69,583	$22,774
Purchases of property and equipment	(4,320)	(1,037)	(8,306)	(3,819)
Purchases of rental product, net of proceeds from the sale of rental product	(871)	(1,844)	(2,239)	(2,781)
Free cash flow	$6,627	$6,171	$59,038	$16,174
Net cash used in investing activities	$(5,191)	$(2,881)	$(12,202)	$(7,027)
Net cash provided by (used in) financing activities	$215	$(936)	$(1,883)	$(10,986)

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

Active customers increased during the period ended September 30, 2025 compared to the same period in 2024 primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Although the impact, if any, is uncertain, customer behavior may be adversely affected by changes in trade policies and other macroeconomic factors. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

Total orders placed increased in the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts. Although the impact, if any, is uncertain, customer behavior may be adversely affected by changes in trade policies and other macroeconomic factors. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. We believe our high average order value demonstrates the premium nature of our product assortment. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order. Average order value can be adversely impacted by negative consumer sentiment, including as a result of tariffs. A shift in product mix toward lower-priced products or categories may also reduce our average order value. In the near-term, average order value may decrease year-over-year given the challenging macroeconomic environment, as customers seek to purchase products at more accessible price points. We expect this potential decrease to be at least partially offset by price increases as a result of the actual or anticipated effects of tariffs, though any long-term impact remains unclear. The impact of tariffs may also impair comparability of average order value with prior periods. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Average order value increased in the three months ended September 30, 2025, relative to the same periods in 2024, primarily due to an increase in units per order, an increase in full price sales and to a lesser extent, selective price increases, partially offset by shift in product mix. Average order value decreased in the nine months ended September 30, 2025, relative to the same periods in 2024, primarily due to a shift in product mix.

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

Since May 2025, the U.S. government has imposed incremental tariffs of 30% on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. This tariff rate is comprised of a 20% fentanyl-related tariff rate imposed under the International Emergency Economic Powers Act, or the IEEPA, since March 2025, and a temporarily reduced 10% reciprocal tariff imposed under IEEPA since May 2025. When factoring in the pre-existing Section 301 tariffs of 7.5% on products we import, these policies combine for an additional 37.5% tariff rate on goods we import from China. These rates are subject to changes, particularly in light of ongoing bilateral trade negotiations between the United States and China, and at various points in 2025, this total tariff rate on goods imported from China reached 152.5%. These tariffs are in addition to the baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. In addition, U.S. tariffs on goods imported from other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025. Since August 7, 2025, higher reciprocal tariff rates for many U.S. trading partners, including countries such as Japan, Turkey, Indonesia and India, have been imposed pursuant to additional executive orders modifying the reciprocal tariff rates for certain countries. Products of India have also been targeted since August 2025 with an additional 25% tariff (on top of baseline HTS, reciprocal and other applicable duties) due to India’s import of crude oil from Russia. Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are sustained at heightened levels or are increased further, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

Merchandise Mix

We offer merchandise across a variety of product types, brands and price points. The brands we sell on our platform consist of a mix of emerging third-party, established third-party (including iconic luxury brands) and owned brands. Our product mix consists primarily of apparel, footwear, beauty and accessories.

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.1% and 86.0% of our net sales for the three months ended September 30, 2025 and 2024, respectively, and 86.3% and 85.9% of our net sales for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, REVOLVE generated $254.6 million and $243.4 million in net sales, respectively, representing an increase of 4.6%. During the nine months ended September 30, 2025 and 2024, REVOLVE generated $777.5 million and $718.5 million in net sales, respectively, representing an increase of 8.2%. The net sales increase in the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in the number of orders shipped and an increase in average order value, partially offset by a higher proportion of returned purchases. The net sales increase in the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 13.9% and 14.0% of our net sales for the three months ended September 30, 2025 and 2024, respectively, and 13.7% and 14.1% of our net sales for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, FWRD generated $41.0 million and $39.7 million in net sales, respectively, representing an increase of 3.2%. During the nine months ended September 30, 2025 and 2024, FWRD generated $123.8 million and $117.6 million in net sales, respectively, representing an increase of 5.3%. The net sales increase in the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in the number of orders shipped, partially offset by a decrease in average order value.

Net sales to customers in the United States contributed to 78.3% and 78.6% of our net sales for the three months ended September 30, 2025 and 2024, respectively, and 79.0% and 79.7% of our net sales for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, net sales to customers in the United States were $231.4 million and $222.7 million, respectively, representing an increase of 3.9%. During the nine months ended September 30, 2025 and 2024, net sales to customers in the United States were $712.3 million and $666.8 million, respectively, representing an increase of 6.8%.

Net sales to customers outside of the United States contributed to 21.7% and 21.4% of our net sales for the three months ended September 30, 2025 and 2024, respectively, and 21.0% and 20.3% of our net sales for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, net sales to customers outside of the United States were $64.2 million and $60.5 million, respectively, representing an increase of 6.1%. During the nine months ended September 30, 2025 and 2024, net sales to customers outside of the United States were $189.0 million and $169.3 million, respectively, representing an increase of 11.6%.

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

Components of Our Results of Operations

Net Sales

Net sales consist primarily of sales of apparel, footwear, beauty and accessories. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped. Net sales represent the sales of these items and shipping revenue when applicable, net of estimated returns and promotional discounts. Net sales are primarily driven by growth in the number of our customers, the frequency with which customers purchase, the proportion of returned merchandise and average order value. Net sales may be impacted by tariffs and other changes to trade policy, particularly in the near term. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by foreign currency exchange gains and losses and fees associated with our line of credit. For the three and nine months ended September 30, 2025, other income, net includes $4.5 million of insurance proceeds related to a previously disclosed shipment theft incident. For the nine months ended September 30, 2025, other income, net also includes a $2.4 million loss on deconsolidation of a subsidiary. For the nine months ended September 30, 2024, other income, net includes $2.8 million of insurance proceeds related to a settled legal matter.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$295,631	$283,146	$901,311	$836,183
Cost of sales	134,115	138,279	418,447	397,208
Gross profit	161,516	144,867	482,864	438,975
Operating expenses:
Fulfillment expenses	9,839	9,268	29,025	27,933
Selling and distribution expenses	51,705	47,930	155,455	146,810
Marketing expenses	40,429	39,510	129,940	123,850
General and administrative expenses	38,552	33,906	114,762	100,366
Total operating expenses	140,525	130,614	429,182	398,959
Income from operations	20,991	14,253	53,682	40,016
Other income, net	(7,310)	(192)	(5,290)	(9,784)
Income before income taxes	28,301	14,445	58,972	49,800
Provision for income taxes	7,122	3,694	16,376	12,799
Net income	$21,179	$10,751	$42,596	$37,001

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.4%	48.8%	46.4%	47.5%
Gross profit	54.6%	51.2%	53.6%	52.5%
Operating expenses:
Fulfillment expenses	3.3%	3.3%	3.2%	3.3%
Selling and distribution expenses	17.5%	16.9%	17.3%	17.6%
Marketing expenses	13.7%	13.9%	14.4%	14.8%
General and administrative expenses	13.0%	12.0%	12.7%	12.0%
Total operating expenses	47.5%	46.1%	47.6%	47.7%
Income from operations	7.1%	5.0%	6.0%	4.8%
Other income, net	(2.5%)	(0.1%)	(0.5%)	(1.2%)
Income before income taxes	9.6%	5.1%	6.5%	6.0%
Provision for income taxes	2.4%	1.3%	1.8%	1.6%
Net income	7.2%	3.8%	4.7%	4.4%

Comparison of the Three Months Ended September 30, 2025 and 2024

Net Sales

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Net sales	$295,631	$283,146	$12,485	4.4%

The increase in net sales for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a 4.5% increase in the number of orders shipped combined with a 1.0% increase in the average order value, partially offset by a higher proportion of returned purchases.

Net sales in the REVOLVE segment increased 4.6% to $254.6 million in the three months ended September 30, 2025 as compared to net sales of $243.4 million in the same period in 2024. Net sales in the FWRD segment increased 3.2% to $41.0 million in the three months ended September 30, 2025 as compared to net sales of $39.7 million in the same period in 2024.

Cost of Sales

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of sales	$134,115	$138,279	$(4,164)	(3.0%)
Percentage of net sales	45.4%	48.8%

The decrease in cost of sales for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a lower mix of third-party brand sales, partially offset by an increase in the cost of products related to tariffs. The decrease in cost of sales as a percentage of net sales was primarily due to shallower markdowns within markdown sales, a higher percentage of full price sales and higher margins on these sales, and a lower mix of third-party brand sales, partially offset by the impact of increased import tariff rates. Third-party brand sales generally carry lower gross margins than that of owned brand sales.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Fulfillment expenses	$9,839	$9,268	$571	6.2%
Percentage of net sales	3.3%	3.3%

The increase in fulfillment expenses for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in the number of units processed. Fulfillment expenses as a percentage of net sales were flat for the three months ended September 30, 2025, as compared to the same period in 2024.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Selling and distribution expenses	$51,705	$47,930	$3,775	7.9%
Percentage of net sales	17.5%	16.9%

The increase in selling and distribution expenses for the three months ended September 30, 2025, as compared to the same period in 2024, was due to increases in orders placed and net sales that resulted in a $2.1 million increase in shipping and handling costs, a $0.4 million increase in merchant processing fees, a $0.4 million increase in customer service expenses and a $0.9 million increase in other selling expenses. The increase in selling and distribution expenses as a percentage of net sales was primarily due to higher shipping rates and a higher proportion of returned purchases as compared to the same period in the prior year, partially offset by an increase in average order value.

Marketing Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Marketing expenses	$40,429	$39,510	$919	2.3%
Percentage of net sales	13.7%	13.9%

The increase in marketing expenses for the three months ended September 30, 2025, as compared to the same period in 2024, was due to a $0.8 million increase in performance marketing expense and a $0.1 million increase in brand marketing expense. The decrease in marketing expenses as a percentage of net sales was due to efficiencies in our performance marketing and brand marketing investments.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative expenses	$38,552	$33,906	$4,646	13.7%
Percentage of net sales	13.0%	12.0%

The increase in general and administrative expenses for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a $2.4 million increase related to professional services and other occupancy costs, a $1.3 million increase in salaries and related benefits and equity-based compensation expense, a $1.0 million increase in non-routine costs and a $0.1 million increase in other operating expenses, partially offset by a $0.2 million decrease in transaction costs. The increase in general and administrative expenses as a percentage of net sales was driven by increased investment in strategic growth initiatives and an increase in non-routine costs.

Income Taxes

	Three Months Ended September 30,
	2025	2024
	(dollars in thousands)
Income before income taxes	$28,301	$14,445
Provision for income taxes	7,122	3,694
Effective tax rate	25.2%	25.6%

The decrease in the effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in state income taxes and an increase inthe benefit from foreign-derived intangible income.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Net Sales

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Net sales	$901,311	$836,183	$65,128	7.8%

The increase in net sales for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a 5.0% increase in the number of orders shipped combined with a lower proportion of returned purchases, partially offset by a 1.0% decrease in the average order value.

Net sales in the REVOLVE segment increased 8.2% to $777.5 million in the nine months ended September 30, 2025 as compared to net sales of $718.5 million in the same period in 2024. Net sales in the FWRD segment increased 5.3% to $123.8 million in the nine months ended September 30, 2025 as compared to net sales of $117.6 million in the same period in 2024.

Cost of Sales

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of sales	$418,447	$397,208	$21,239	5.3%
Percentage of net sales	46.4%	47.5%

The increase in cost of sales for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in net sales. The decrease in cost of sales as a percentage of net sales was primarily due to a lower mix of third-party brand sales and shallower markdowns within markdown sales, partially offset by a lower percentage of full price sales and the impact of increased import tariff rates.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Fulfillment expenses	$29,025	$27,933	$1,092	3.9%
Percentage of net sales	3.2%	3.3%

The increase in fulfillment expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases, partially offset by a decrease in average order value.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Selling and distribution expenses	$155,455	$146,810	$8,645	5.9%
Percentage of net sales	17.3%	17.6%

The increase in selling and distribution expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, was due to increases in orders placed and net sales that resulted in a $3.9 million increase in shipping and handling costs, a $1.6 million increase in merchant processing fees, a $1.4 million increase in customer service expenses and a $1.7 million increase in other selling expenses. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases and lower shipping rates as compared to the same period in the prior year, partially offset by a decrease in average order value.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Marketing expenses	$129,940	$123,850	$6,090	4.9%
Percentage of net sales	14.4%	14.8%

The increase in marketing expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, was due to a $11.2 million increase in performance marketing expense, partially offset by a $5.1 million decrease in brand marketing expense. The decrease in marketing expenses as a percentage of net sales was primarily due to efficiencies in our brand marketing investments.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative expenses	$114,762	$100,366	$14,396	14.3%
Percentage of net sales	12.7%	12.0%

The increase in general and administrative expenses for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a $5.7 million increase related to professional services and other occupancy costs, a $5.0 million increase in salaries and related benefits and equity-based compensation expense, a $2.0 million increase in non-routine and transaction costs and a $1.7 million increase in other operating expenses. The increase in general and administrative expenses as a percentage of net sales was driven by increased investment in strategic growth initiatives and an increase in non-routine and transaction costs.

Income Taxes

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Income before income taxes	$58,972	$49,800
Provision for income taxes	16,376	12,799
Effective tax rate	27.8%	25.7%

The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in valuation allowance against deferred income tax assets, partially offset by a decrease in state income taxes.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$315,427	$256,600
Accounts receivable, net	21,108	10,338
Working capital(1)	402,141	364,991

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of September 30, 2025, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, and to a much lesser extent, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On March 23, 2021, we amended and restated our existing credit agreement to, among other things, extend the expiration date from March 23, 2021 to March 23, 2026. On May 11, 2023, we amended the credit agreement to replace the LIBO reference rate with a term SOFR reference rate and made conforming changes throughout the credit agreement. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest, at our option, at (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) an adjusted term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) an adjusted term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans. No borrowings were outstanding as of September 30, 2025 and December 31, 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms. Our obligations under the credit agreement are secured by substantially all of our assets. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all financial covenants as of September 30, 2025 and December 31, 2024.

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

Historical Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$69,583	$22,774
Net cash used in investing activities	(12,202)	(7,027)
Net cash used in financing activities	(1,883)	(10,986)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2025, we generated $69.6 million of operating cash flow as compared to $22.8 million for the same period in 2024. The increase in our operating cash flow was primarily due to favorable impact from changes in working capital and higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure, leasehold improvements in our retail locations, purchases of rental product and proceeds from sale of rental product. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $12.2 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options, tax withholdings on share-based payment awards and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2025, and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program. Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2024, and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program.

Contractual Obligations

As of September 30, 2025, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, increased tariffs and global trade instability, public health crises, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values, home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, government shutdowns, labor strikes, fears of recession, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts in Ukraine/Russia, Israel/Gaza and the Middle East, other geopolitical tensions, negative consumer sentiment toward U.S.-made products in our international markets, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact our business, including imposing tariffs on certain goods we import into the United States. In retaliation, China and other countries have in the past also implemented, and may in the future implement, their own tariffs or other trade restrictions on a wide range of American products.

Since May 2025, the U.S. government has imposed incremental tariffs of 30% on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. This tariff rate is comprised of a 20% fentanyl-related tariff rate imposed under the IEEPA, since March 2025, and a temporarily reduced 10% reciprocal tariff imposed under IEEPA since May 2025. When factoring in the pre-existing Section 301 tariffs of 7.5% on products we import, these policies combine for an additional 37.5% tariff rate on goods we import from China. These rates are subject to changes, particularly in light of ongoing bilateral trade negotiations between the United States and China, and at various points in 2025, this total tariff rate on goods imported from China reached 152.5%. These tariffs are in addition to the baseline HTS tariffs, which vary by product. In addition, U.S. tariffs on goods imported from other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025. Since August 7, 2025, higher reciprocal tariff rates for many U.S. trading partners, including countries such as Japan, Turkey, Indonesia and India, have been imposed pursuant to additional executive orders modifying the reciprocal tariff rates for certain countries. Products of India have also been targeted since August 2025 with an additional 25% tariff (on top of baseline HTS, reciprocal and other applicable duties) due to India’s import of crude oil from Russia. Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are sustained at heightened levels or are increased further, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including trade restrictions that restrict our international operations. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes could be time-consuming and expensive and certain of our competitors may be better suited to withstand or react to these changes.

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

As part of our ongoing business strategy, we expect we will need to continue to introduce new products in our traditional product categories of apparel, footwear, beauty and accessories, while also expanding our product launches into adjacent categories in which we may have little to no operating experience. The success of product launches in adjacent categories could be hampered by our relative inexperience operating in such categories, the strength of our competitors or any of the other risks referred to above. Furthermore, any expansion into new product categories may prove to be an operational and financial constraint which inhibits our ability to successfully accomplish such expansion. Our inability to introduce successful products in our traditional categories or in adjacent categories could limit our future growth and have a material adverse effect on our business, financial condition and operating results.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump has issued executive orders to delay the ban and in September 2025 issued an executive order that discusses a framework agreement that would allow

TikTok to continue to operate. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property and consumer protection laws as well as tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations, including the U.S. government’s recent imposition of increased tariffs on imports from China, has and may continue to negatively impact our supply chain and our cost to source from China.

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

In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by public health crises, inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war, geopolitical tensions, terrorism, trade embargoes, customs, tariffs and tax requirements, political crises, social unrest and other factors. For example, strikes at major international shipping ports have in the past adversely impacted inventory supply from our vendors. Future strikes, including at shipping ports or logistics providers may adversely impact our inventory supply and ability to ship merchandise to customers. Increased tensions and trade disputes between the United States and its trading partners have and may continue to lead to increased tariffs on our goods, elimination of the de minimis exemption on imported goods, and restrictions in the international flow of our goods and supplies. As an example, the de minimis exemption for products from China was eliminated on May 2, 2025, and certain international postal items that were eligible for de minimis treatment are now subject to a unique tariff structure with significantly heightened and variable ad valorem or specific duties. These policies may result in adverse or unknown effects, including a potential disruption in the flow of goods between the United States and China. The de minimis exemption for products from other countries was similarly eliminated on August 29, 2025.

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

Our principal offices and data centers and two of our fulfillment centers, including our largest fulfillment center, are located in Southern California, an area which has a history of earthquakes, power outages, floods and wildfires, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; public health crises; political crises; terrorist attacks; wars and geopolitical tensions, including worsening U.S.-China relations; social unrest; and other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, or the operations of one or more of our third-party providers or vendors, and adversely affect our operating results.

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

We may expand our business through acquisitions, joint ventures, strategic investments and commercial collaborations, which may divert management’s attention, be difficult to integrate, disrupt our business, dilute stockholder value, prove to be unsuccessful and adversely affect our business, operating results and financial condition.

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
the allocation of resources;
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

Furthermore, our partners affiliated with such transactions could engage in behavior or use their platforms to communicate in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. Negative commentary regarding our partners affiliated with such transactions may be adverse to our reputation or business. It is not possible to prevent such behavior and the precautions we take to detect and respond to this activity may not be effective in all cases.

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

We purchase our merchandise from numerous domestic and international vendors. Failure of our vendors to comply with applicable laws and regulations and contractual requirements could lead to litigation against us, resulting in increased legal expenses and costs. In addition, the failure of any such vendors to provide safe and humane factory conditions and oversight at their facilities could damage our reputation with customers or result in actual or alleged legal claims against us.

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

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, among other things, imposed a one percent excise tax on certain stock repurchases by public companies. The Organization of Economic Cooperation and Development, or OECD proposed implementing a global minimum tax of fifteen percent, which has been adopted by many jurisdictions, including the UK, and is being considered by others for implementation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On June 28, 2025, however, the G7 released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax). The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modifies certain tax provisions that could impact our tax liability and financial condition. There are numerous other factors that could affect our effective tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

We use multiple third-party suppliers and manufacturers based primarily in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. Our results of operations will be materially and adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, we and our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. We also sell our merchandise to customers in China and use Chinese-owned social media and payment platforms such as TikTok, WeChat and AliPay to market to and transact with customers inside and outside of China. In addition, imports into the United States of products from China may be subject to increased risk of seizure by Customs and Border Protection in light of enforcement directives established by the Uighur Forced Labor Prevention Act, or UFLPA, and regulations issued pursuant to UFLPA.

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

In addition, the U.S. government has in the past implemented restrictions, and may implement still further restrictions, which affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law certain measures requiring TikTok’s parent company to sell TikTok by January 2025 or face a total ban in the United States. President Trump has issued executive orders to delay the ban until December 2025 and in September 2025 issued an executive order that discusses a framework agreement that would allow TikTok to continue to operate. Due to the uncertainty regarding the timing, content and extent of any changes in policy and regulatory restrictions, we cannot assure you that we will successfully mitigate any negative impact, including any ability to continue to procure items or services from entities linked to China or other designated countries. Depending upon their duration and implementation, such executive or regulatory actions could result in a material adverse effect on our business, financial condition and results of operations.

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

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of organizational worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which generally permits continued personal data flows from the EEA to the UK. The UK enacted the UK Data (Use and Access) Act 2025, or DUAA, on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Interpretation of the ePrivacy Directive’s requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures that could impact our use of such technologies or lead to significant penalties for actual or alleged non-compliance. On January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

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

We currently have no registered copyrights, applications for copyright registrations, patents issued or applications pending in the United States or internationally. Any registered copyrights or patents that may be issued in the future may not provide us with any competitive advantages or may be challenged by third parties, and future registered copyrights or patent applications may never be granted. Even if issued, there can be no assurance that these registered copyrights or patents will adequately protect our intellectual property or survive an actual or alleged legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of registered copyright, patent and other intellectual property rights are uncertain. Our limited registered copyright and patent protection may restrict our ability to protect our technologies and processes from competition. We primarily rely on unregistered copyrights to protect our designs and products and on trade secret laws to protect our technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar designs, products, technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide products or services similar to ours, which could harm our competitive position.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of September 30, 2025, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 44% of the outstanding shares of common stock and collectively controlled approximately 88% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	—	$—	—	$55,909,407
August 1, 2025 to August 31, 2025	14,612	$19.36	14,612	$55,626,470
September 1, 2025 to September 30, 2025	—	$—	—	$55,626,470
Total	14,612		14,612

(1)	Exclusive of broker fees and excise taxes.

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

Date: November 4, 2025