Form 10-K
period 2025-12-31
Revolve Group, Inc.
filed 2026-02-25
CIK 1746618

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There were 41,253,121 shares of Class A common stock and 30,176,743 shares of Class B common stock outstanding as of February 17, 2026. The aggregate market value of the Registrant’s common equity held by non-affiliates was approximately $804.3 million as of June 30, 2025, based upon the last reported sales price on the New York Stock Exchange on that date of $20.05.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
Tariffs imposed by the U.S. or foreign governments have increased and may in the future continue to increase the cost of our products, which could ignite a global trade war and have a material adverse effect on our business, financial condition and results of operations.
•
If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.
•
We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.
•
Elevated merchandise returns may adversely affect our operating results and financial condition.
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

•
Our failure to adequately and effectively staff our fulfillment centers, with our own employees or through third parties, could adversely affect our customer experience and operating results.
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

PART I

Item 1. BUSINESS

Our Business

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 140,000 apparel and footwear styles, as well as beauty and accessories. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,600 emerging, established and owned brands. Through more than 20 years of investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail.

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

To improve on the merchandise offerings of traditional retail, we have built a custom, proprietary technology platform to manage nearly all aspects of our business, with a particular focus on developing sophisticated and highly automated inventory management, pricing and trend-forecasting algorithms. Our proprietary technology leverages a comprehensive data net that encompasses millions of styles, attributes and customer interactions forming a strategic asset of hundreds of millions of data points. We have complemented these efforts with an organization built from the ground up to make decisions in a data-first, customer-centric way. Our approach facilitates constant newness, with over 2,400 new styles launched per week on average in 2025. Illustrating the efficacy of our data-driven merchandising, in 2025, approximately 81.4% of our net sales were at full price, which we believe is appreciably higher than industry benchmarks. We define net sales at full price as sales with a price of not less than 95% of the full retail price.

Our powerful brands and innovative marketing strategy connect with the growing next-generation customer demographic. We have built a large community of influencer and brand partners, including thousands of influencers enrolled in our proprietary brand ambassador program, as well as some of the most influential celebrities in the world. Through our strong brand, deep relationships and history of mutually beneficial partnerships, we believe we are the partner of choice for influencers worldwide. These marketing efforts deliver authentic, aspirational experiences and lifestyle content that drive long-term loyalty and engagement with our community of brands, customers and influencers. We complement our experiential brand marketing with sophisticated, data-driven performance marketing to drive customer acquisition and retention — key contributors to our customer lifetime value.

Our data-driven merchandising and marketing competencies enable an owned brand strategy that further differentiates our merchandise assortment, provides increased control of our supply chain and has the opportunity to expand gross profit margins over the long-term. We have built a portfolio of 28 owned brands, each crafted with unique attributes with pricing similar to that of premium third-party brands, supported by dedicated marketing investments. We believe our consumers perceive these as highly desirable, independent brands, rather than private labels or house brands. In 2025, our owned brands represented four out of our top ten brands in the REVOLVE segment and contributed 19.8% of the REVOLVE segment’s net sales.

Representative REVOLVE Owned Brands

Our Industry

Large and Growing Addressable Market. We participate in the large and growing apparel, footwear, beauty and accessories product sectors. We believe that favorable demographic trends and continued innovation in fashion and customer experience will drive long-term growth in our addressable market.

Continued Expansion of Digital Channels Coincides with Growing Consumer Interest in Omnichannel Retail Experiences. Over time, consumers have increasingly used digital channels to make purchases, a trend supported by innovation in the digital shopping experiences, including on mobile devices enabling consumers to discover, browse and purchase anytime from anywhere. In 2025, customer orders placed through mobile devices represented 77.2% of our total orders. Nonetheless, the majority of total retail sales still occur in physical stores and many consumers prefer omnichannel retail experiences. Younger customer demographics particularly embrace the opportunity to touch and feel products during in-person shopping experiences, while also shopping through online channels.

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

The nature of consumer engagement with brands and retailers continues to evolve as consumers increasingly interact with brands across a combination of digital and physical channels. Next-generation consumers often aspire to express their individual style through fashion and beauty. More than older generations of consumers, they frequently seek an emotional connection with brands that are unique and on-trend and resonate with their values. They look to social media and digital content from brands and influencers, as well as dialogue within their social network, as their source of inspiration and discovery and to inform their purchasing decisions. These influences can have a more powerful impact than traditional advertising methods because personal tastes and preferences are communicated in a more authentic way. This evolution in consumer behavior accompanies a significant transition of purchasing power to the Millennial generation. According to U.S. Federal Reserve data, the Millennials’ share of U.S. household net worth during the first half of 2025 nearly tripled compared to the same period in 2019.

We Believe There is an Opportunity to Better Serve Next-Generation Consumers. Although the apparel, footwear, beauty and accessories sectors are large, we believe the next-generation consumer remains underserved.

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

Financial Challenges Experienced by Many High-Profile Competitors Create an Opportunity to Expand Market Share. In recent years, several key participants in luxury fashion retail have filed for bankruptcy protection, or the international equivalent, impacting luxury brand partners and millions of consumers. This industry disruption creates opportunity for financially stronger competitors, such as REVOLVE and FWRD, to invest in market share capture, supported by consistent profitability and cash flow generation.

Our Competitive Strengths

Leading Destination for Premium Fashion for the Next-Generation Consumer. We believe we are the leading U.S. online destination targeted towards next-generation consumers seeking premium fashion. In 2025, we generated $1.2 billion in net sales, served 2.8 million active customers, offered over 1,600 brands and delivered over 230,000 unique styles, which we believe makes us one of the largest standalone fashion eCommerce businesses in the United States. Our average order value was $299 in 2025, which is reflective of our focus on premium merchandise sold primarily at full price and our differentiation from mass market, low price or value-based retailers. Our business is specifically targeted towards next-generation consumers, predominantly female, and we believe this more specific targeting results in a better experience for our customer, leading to strong loyalty and increases in market share over time. We further believe our brand and positioning in the market has strong network effects among our community of customers, brands and influencers, because we are able to provide increasing value to each of those constituents as our scale increases.

Data-Driven Merchandising. Our data-driven merchandising approach allows us to offer a broad yet curated assortment of on-trend apparel, footwear, beauty and accessories while managing fashion and inventory risk. We employ a “read and react” model that combines quantitative and qualitative decision-making to identify trends, curate assortments, facilitate our merchandise planning and re-order processes, and manage pricing. Our technology enables us to automate the rapid identification of new trends and emerging brands, allowing us to offer a vast and diversified product assortment that does not rely on any given trend or style and has limited overlap with other retailers. Furthermore, by introducing new products almost daily in limited quantities, we create a sense of urgency for our customers. As a result, sales of products at full retail price represented approximately 81%, 82% and 79% of total net sales in 2025, 2024 and 2023, respectively.

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

Unique Owned Brand Platform. We leverage our data-driven merchandising model to optimize our product assortment through the development of new owned brands and additional styles within our existing portfolio of owned brands. Our team develops brands that embody a unique aesthetic and authentic point of view, using our proprietary data analytics to identify trends and assortment gaps and inform design and merchandising decisions, and supporting them with brand and performance marketing. Unlike traditional private label offerings, our owned brands command pricing similar to premium third-party brands due to their brand equity, as demonstrated by their collective social media following, which exceeded 4.3 million followers on Instagram and TikTok as of December 31, 2025. Further, the owned brand portfolio enhances loyalty, given that the substantial majority of our owned brand styles are available only on our sites. We bring new products to market by working with a flexible network of manufacturing partners and employ our “read and react” model. The broad reach of our social media–driven marketing and events generates consumer appeal and credibility for our owned brands, expanding our reach and driving incremental traffic to our sites. Net sales of owned brands represented 19.8%, 18.2% and 20.0% of REVOLVE segment net sales for 2025, 2024 and 2023, respectively.

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

Our Growth Strategies

Continue to Acquire New Customers. Our effective customer acquisition combines with strong repeat purchase behavior to generate an attractive ratio of customer lifetime value to customer acquisition cost. We believe we are well-positioned in the market and there is significant room to expand our core customer base. As a result, we will continue to invest in attracting new customers.

Continue to Increase Customer Loyalty and Wallet Share. We intend to deepen our existing customer relationships to improve our already strong revenue retention and increase our wallet share through enhancing our customer experience, engaging with consumers in ways that address more aspects of their daily life, and expanding our loyalty program and preferred customer program for high-value consumers.

Enhance and Broaden Our Offering. We intend to leverage our community and influencer network, owned brand capabilities and integrated, data-driven operating model to further expand our share of adjacent categories.

Grow International Sales. We intend to further localize and improve the shopping experience and merchandise selection for our international customers and leverage the global reach of our brands and our worldwide network of influencers to accelerate growth outside of the United States.

Grow our Owned Brand Offering. We intend to continue optimizing our assortment to drive revenue and profitability growth by introducing new owned brands and expanding our current owned brands into additional styles and categories.

Evaluate Expansion of Physical Retail Stores. With our strong brands, unique assortment of merchandise and connection with the next-generation consumer, we believe there is an opportunity to expand our market share within our addressable market through expansion into physical retail. We intend to continue to evaluate and test physical retail as a potential growth driver over the long term, building on our early success in leveraging physical retail locations to increase brand awareness and acquire new customers.

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

Pursue Strategic Acquisitions, Investments and Partnerships. We have and may continue to pursue strategic acquisitions, investments and partnerships that we believe will be complementary to our business and operations, including opportunities that can help us expand our brands across new and existing categories, channels, demographics and geographies, expand our product offerings, improve our technology infrastructure, and enhance the customer experience.

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

We offer a broad yet curated assortment of over 140,000 apparel and footwear styles, as well as accessories and beauty products, presented in a visually compelling manner to encourage discovery and engagement. Since our inception, we have attracted and maintained strong relationships with a diversified group of premium lifestyle and luxury brands, from emerging designers to globally recognized brands. These brand relationships provide customers with breadth across product categories and styles, while reinforcing our position as the destination for discovery.

We update our sites almost daily with a constant flow of fresh, high-quality, authentic content to provide an inspiring and engaging experience for our customers, driving frequent visits to our sites and helping to promote the discovery of new, relevant brands and products.

We optimize our assortment through the development of a portfolio of 28 owned brands that span multiple categories. We apply market insights and proprietary data analytics to identify gaps and emerging trends within the marketplace. We then develop new styles for existing brands or launch new brands with a unique aesthetic or category focus to address these areas. When coupled with our innovative marketing approach, we develop strong brand equity for each owned brand. We bring new owned brand products to market by working with a flexible network of manufacturing partners and third-party suppliers. We work with suppliers and manufacturers in China, the United States, India and other countries. We have developed deep relationships with a number of our suppliers and make efforts to ensure that all suppliers share our commitment to quality and ethics, including requiring them to certify adherence to our Code of Conduct.

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

We complement our social media efforts through a variety of brand marketing campaigns and events. Our events are attended by top influencers who promote the REVOLVE and FWRD brands and the products we offer. Our online presence includes the collective following of over 12.4 million Instagram and TikTok followers across REVOLVE, FWRD and our individual owned brands as of December 31, 2025. We complement our powerful social media and influencer marketing with a robust digital performance marketing strategy. Our digital performance marketing efforts are focused on acquiring and retaining customers through a variety of channels, including paid search and product listing ads, affiliate marketing, paid social, retargeting, search engine optimization, personalized email marketing and mobile “push” communications through our mobile applications.

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
•
Machine Learning and Artificial Intelligence. We use machine learning and artificial intelligence to optimize our assortment and personalize the website experience through advanced search and product recommendations and to drive efficiencies in our inventory, fulfillment, owned brand design and back office functions.
•
Merchandising. Our algorithms optimize pricing based on demand, automatically identify and re-order best sellers based on purchase trends and browsing feedback, and optimize the depth of available inventory to maximize our margins and net sales at full price.

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

Our investments have created a highly scalable, flexible infrastructure that optimizes inventory and order allocation, reduces shipping and fulfillment expenses and delivers merchandise quickly and efficiently to our customers. Our fulfillment, shipping and return processes create a seamless customer experience, which fosters customer loyalty. Our proprietary inventory tracking system creates a unique serial number for every individual item in our warehouse and enables our customers to receive real-time updates regarding the status of their orders. We offer free two-day shipping and free returns to customers in the United States and in certain areas we offer free next-day shipping. Our efficient operations allow us to ship over 97% of orders on the same day if placed before 3:00 p.m. Eastern Time. We are also able to ship to and service customers in over 150 countries and territories and offer shipping within two to three business days for customers representing over 80% of our international sales.

We have a proven history of leveraging our technology platform to expand capacity and increase service levels in a capital-efficient manner. We will continue to evaluate opportunities to enhance our platform in the United States and internationally.

Human Capital

As of December 31, 2025, we had 1,664 employees worldwide, most of whom are employed in the United States. On a limited basis, we may use temporary personnel to supplement our workforce as business needs arise. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. Our human capital resources objectives are focused on the retention, development and safety of our existing employees and the recruitment of new employees. We are focused on building a team and culture that is respectful, socially engaged, digital-first, high energy, results driven and collaborative. We believe our compensation programs are competitive relative to others in our industry and geography and are designed to attract, retain and reward personnel through the combination of cash-based compensation, equity-based compensation and benefits. Our talent acquisition efforts combined with retention of our employee base yielded positive results and allowed us to grow our headcount from just over 1,000 employees at the end of 2019 to over 1,600 employees at the end of 2025. We attribute this success to our strong brand and effective recruitment process.

The following table sets forth the number of employees by team as of December 31, 2025:

Team	As of December 31, 2025
Fulfillment and logistics	805
Customer service	184
Owned brand design and development	173
Merchandising and planning	120
Creative photography, studio and editorial	114
Marketing	61
Technology and data science	58
Retail	35
Other	114
Total	1,664

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

Intellectual Property

We primarily protect our intellectual property through the trademark, copyright and trade secret laws of the United States. As of December 31, 2025, we owned over 770 trademark registrations, over 40 trademark applications and over 120 Internet domain names. Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our proprietary technology, products and the content displayed on our sites, including our photography and fabric prints that we design. Our trademark registrations and applications, which we have filed in the United States and in various jurisdictions outside the United States, have focused primarily on the REVOLVE and FWRD word marks and those marks associated with our unique individual owned brands. Our trademarks, including domain names, are material to our business and brand identity.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, increased tariffs and global trade instability, public health crises, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values, home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, government shutdowns, labor strikes, fears of recession, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts, other geopolitical tensions, negative consumer sentiment toward U.S.-made products in our international markets, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Tariffs imposed by the U.S. or foreign governments have increased and may in the future continue to increase the cost of our products, which could ignite a global trade war and have a material adverse effect on our business, financial condition and results of operations.

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

For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. At various points in 2025, the total tariff rate on our goods imported from China reached 152.5%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. In addition, U.S. tariffs on goods imported from certain other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025. Since August 7, 2025, higher reciprocal tariff rates for many U.S. trading partners, including countries such as Japan, Turkey, Indonesia and India, had been imposed pursuant to additional executive orders modifying the reciprocal tariff rates for certain countries. Products of India also have been targeted since August 2025 with a current rate of 18%.

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the International Emergency Economic Powers Act, or IEEPA, to impose tariffs on global trade partners, effective immediately. The impact of this decision on previous tariffs that we have paid is undetermined while the case is returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling.

Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are reinstated or are increased further, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

We source a significant portion of our products, directly or indirectly, from China. The imposition of significant tariffs on imports from China or other countries that we source from, if reinstated at heightened levels, may result in our inability to cost-effectively source products. If we are unable to cost-effectively source inventory, whether from China or other countries, we may not be able to meet consumer demand, which could have a material adverse effect on our business, operating results and financial condition.

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. Various factors and events outside of our control impact our supply chain and may delay or prevent our manufacturing and may also increase the cost to manufacture or transport product that is sourced in China or other countries. In addition, the worsening of U.S. relations with China or other countries, increased tariffs and global trade instability could also negatively impact our supply chain and cost to source from China and other countries. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, for example as a result of the imposition of future tariffs, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has in the past been, and may in the future be, negatively impacted by events such as wars and geopolitical tensions, tariffs, public health crises, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

Elevated merchandise returns may adversely affect our operating results and financial condition.

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

Over the course of 2025, we offered over 1,200 emerging and established brands through REVOLVE, including 28 owned brands, and over 500 brands through FWRD. Our ability to identify new brands and maintain and enhance our relationships with our existing brands is critical to expanding our base of customers and retaining our existing customers. Third-party brands, particularly in the luxury sector, are increasingly limiting wholesale distribution, shifting to selling directly to the consumer. In 2022, we launched a handbag buyback program on FWRD, extending the life cycle of luxury handbags sold on FWRD. If our third-party brand partners perceive this program negatively, our relationships may be damaged and our ability to obtain future products from our brand partners may be limited. Furthermore, the impact of macroeconomic factors, such as inflation and supply chain challenges, on the ecosystem of emerging and established brands is unpredictable. If we are unable to maintain an assortment of brands and styles that resonates with our customer, our operating results and brand could be negatively impacted.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law legislation that would have required TikTok’s parent company to divest TikTok or face a ban in the United States. Subsequent executive actions delayed the effectiveness of such restrictions. After months of negotiations, in January 2026, a deal was seemingly struck between the Trump Administration and TikTok that would allow TikTok to continue to operate in the United States. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property and consumer protection laws as well as tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

We establish and maintain relationships with influencer and celebrity endorsers as well as design, celebrity and brand collaborators in order to develop, evaluate and promote our products as well as strengthen our brand. In a competitive environment, the costs associated with the establishment and retention of these relationships may increase and there can be no assurance that our investments and efforts will ultimately result in new customers or increased sales to existing customers. If we are unable to maintain current associations or establish new associations in the future, this could adversely affect our brand visibility and strength and result in a negative impact to our financial results. In addition, any repeated or sustained negative shifts in the public or industry perception of any of our celebrity endorsers or collaborators could also seriously harm our brand image with customers and, as a result, could have a material adverse effect on our business, financial condition and operating results.

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

In an effort to further engage with our customers and build awareness of our brands, we sponsor unique events and experiences, including short-term pop-up retail experiences. In 2024, we opened our first permanent brick-and-mortar store in Aspen, Colorado and in 2025, we opened a second physical store in Los Angeles, California and may open additional physical stores in the future. We have limited experience in brick-and-mortar retail. We may not be successful in opening new physical stores and we may not successfully identify the correct markets in which to open stores. If we are unable to cost-effectively expand our presence through brick-and-mortar stores, our operating results and reputation could be materially adversely impacted. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

Our ability to acquire customers in a cost-effective manner also depends on the rates we are charged by various third parties on which we rely, including vendors, suppliers and logistics providers. When these third parties increase their rates or add incremental surcharges, it increases our costs. If these third parties continue to increase their rates and add surcharges, and we do not seek to pass them on to our customers, our financial results could be materially adversely impacted.

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

A majority of the merchandise we offer on our sites is sourced from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our merchandise and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than we have historically seen in our current categories. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. As a result of supply chain challenges caused by a number of factors and events, such as public health crises, wars and geopolitical tensions, trade wars with China and other countries, port closures, extreme weather events, strikes and labor shortages, we have in the past experienced, and may in the future experience, delays in the manufacturing and delivery of goods to us. In the event of an extended and significant disruption in the supply of the fabrics or raw materials used in the manufacture of the merchandise we offer, we and the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at the right time and at an acceptable price.

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

We do not own or operate any manufacturing facilities. We use multiple third-party suppliers and manufacturers based primarily in China and, to a lesser extent, the United States and other countries, including India, to source and manufacture all of our owned brand products. Public health crises have in the past led to, and may in the future lead to, the temporary closure and reduced capacity of our manufacturing partners for a period of time, which results in delayed delivery of product to us. In addition, the worsening of U.S.-China relations, including the U.S. government’s imposition of increased tariffs at various points in time on imports from China, has and may continue to negatively impact our supply chain and our cost to source from China.

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

We primarily rely on two major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets, including as a consequence of wars and geopolitical tensions, has in the past resulted, and may in the future result, in higher fuel prices, which many shipping companies pass on to their customers by increasing fuel surcharges. We have experienced such increased shipping costs, and may experience increasing shipping costs in the future. We have not historically passed on such increased costs to our customers, which may adversely impact our operating results. If we were to pass such cost increases on to our customers in the future, it could adversely impact the demand for our products and we may therefore not be able to pass on such cost increases.

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
•
target additional categories and price points beyond premium apparel for Millennial and Generation Z consumers, such as luxury, beauty products, and men’s apparel;
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

Our failure to adequately and effectively staff our fulfillment centers, with our own employees or through third parties, could adversely affect our customer experience and operating results.

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

As part of our long-term growth plans, we have and may continue to acquire, invest in or partner with additional businesses, assets and technologies, and enter into commercial collaborations, which we believe could further complement or expand our business. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Our participation in duty drawback and other programs may result in variability in the timing of cash recoveries.

We participate in duty drawback programs that allows us to recover customs duties paid on certain products imported into the U.S. and subsequently exported to another country. In addition, for merchandise returned by customers in certain countries, we refund the full amount of the customers purchase to the customer, including applicable duties and taxes and separately recover the amount of duties and taxes from the relevant government authority. The amounts eligible for recovery under these programs has increased over time as our international operations have grown.

Although we have historically recovered the full available amounts under the duty drawback program, the availability and timing of recovery depends on our continued compliance with program requirements and the administrative processing of claims by customs authorities. Delays in claim processing, changes in administrative practices, or changes in program requirements could result in extended recovery periods or reduced recoveries, which could adversely affect our working capital and operating cash flows.

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

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, among other things, imposed a one percent excise tax on certain stock repurchases by public companies. The Organization of Economic Cooperation and Development, or OECD, proposed implementing a global minimum tax of fifteen percent, which has been adopted by many jurisdictions, including the UK, and is being considered by others for implementation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the fifteen percent global minimum tax for taxable years beginning on or after January 1, 2026. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modifies certain tax provisions that could impact our tax liability and financial condition. There are numerous other factors that could affect our effective tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China and use Chinese-owned social media platforms may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Tariffs imposed by the U.S. or foreign governments have increased and may in the future continue to increase the cost of our products, which could ignite a global trade war and have a material adverse effect on our business, financial condition and results of operations.”

In addition, the U.S. government has in the past implemented restrictions, and may in the future implement additional restrictions, that affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law legislation that would have required TikTok’s parent company to divest TikTok or face a ban in the United States. Subsequent executive actions delayed the effectiveness of such restrictions. After months of negotiations, in January 2026, a deal was seemingly struck between the Trump Administration and TikTok that would allow TikTok to continue to operate in the United States.

However, the regulatory and political environment surrounding TikTok and other China-linked companies remains subject to ongoing review and potential change. Future legislative, executive, or regulatory actions could impose new restrictions, conditions, or compliance requirements, or could limit or prohibit certain business relationships. Due to the uncertainty regarding the timing, content, and extent of any future policy or regulatory changes, we cannot assure you that we will be able to successfully mitigate any negative impact, including any impact on our ability to procure items or services from entities linked to China or other designated countries. Depending on their scope and implementation, such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

There is inherent risk associated with operating in regions outside of the United States. We recently opened an office in the Philippines to support our customer service and certain administrative functions and a small number of our employees and contractors are working remotely in other regions outside the United States. If we choose to expand further internationally, we would need to adapt to different local cultures, laws, regulations, standards and policies. The business model we employ and the merchandise we currently offer may not have the same appeal to consumers outside of the United States. Furthermore, to succeed with customers in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating net sales from foreign operations for a variety of reasons, including:

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

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing, transfer and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. Separately, for example, the Department of Justice has issued a final rule that took effect in

April 2025 and imposes limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other actual or alleged legal or contractual obligations relating to privacy, data protection, information security, consumer protection or the collection, use, retention, sharing, transfer and security of consumer data could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any actual or alleged claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject. Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Apple Inc. introduced new SDK privacy controls in 2023 that it integrated into iOS 17, including new protections designed to limit tracking or identification of user devices. Apple Inc. has also updated Apple Mail, including automated inbox categorization, sender-level grouping, and AI-generated email previews. These changes may reduce the visibility and engagement rates of our email communications and may adversely impact our ability to reach customers effectively through the email channel. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024.

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

The UK has implemented legislation similar to the GDPR, including the UK Data Protection Act and legislation similar to the GDPR referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of organizational worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following the UK’s exit from the EU, including with respect to data transfers between EU member states and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which generally permits continued personal data flows from the EEA to the UK. The UK enacted the UK Data (Use and Access) Act 2025, or DUAA, on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. The European Commission has renewed the UK’s adequacy decision after assessing the DUAA, but some uncertainty remains in the long term regarding the UK’s adequacy determination. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated. Further, the GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Interpretation of the ePrivacy Directive’s requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures that could impact our use of such technologies or lead to significant penalties for actual or alleged non-compliance. On January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release announcing that the French data protection authority had issued a similar decision. Other data protection authorities in the EU are increasingly focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. We may find it necessary or appropriate to develop or use alternative methods to replace the functionality of cookies.

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

We and our third-party service providers regularly experience cyberattacks aimed at disrupting our and their services, and both we and certain of our third-party service providers have suffered from system disruptions resulting from cyberattacks or other causes. If we or our third-party service providers experience, or are believed to have experienced, security breaches or incidents that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach or incident, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of December 31, 2025, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 43% of the outstanding shares of common stock and collectively controlled approximately 88% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our Class A common stock, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The impact of analyst research and reports on the trading market for our Class A common stock may be greater than on that of other companies in our sector. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.

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

We have established a cybersecurity committee, composed of members of senior management, to provide guidance, management and oversight of our cybersecurity and data responsibility initiatives and risk assessment and mitigation protocols, including those described in the “Risk Management and Strategy” section above. Our chief architect, who has over 16 years of experience in software engineering and has served as our chief architect for nine years, is a member of our cybersecurity committee and works to manage our cybersecurity policies and processes. Our chief architect and cybersecurity committee stay informed and manage how we identify, address, prevent and resolve cybersecurity issues and related matters. This is done through regular checks of our systems, tests to identify security weaknesses and maintaining our incident response plan.

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

Item 2. PROPERTIES

The following table sets forth information with respect to our facilities, all of which are used by both our REVOLVE and FWRD segments:

Location	Type	Square Footage (approximate)	Lease Expiration
Cerritos, California	Corporate headquarters and fulfillment center	281,100	2028
Berks County, Pennsylvania	Fulfillment center	95,600	2027
La Palma, California	Fulfillment center	75,000	2027
Los Angeles, California	Office space	42,200	2028
Cerritos, California	Office and studio space	37,000	2032
Los Angeles, California	Retail store	8,500	2032
Lipa City, Philippines	Office space	7,900	2030
Los Angeles, California	Office and studio space	6,100	2027
Aspen, Colorado	Retail store	3,200	2028

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

Holders of Record

As of February 17, 2026, we had two registered holders of record of our Class A common stock and two registered holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.

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

There were no shares of our Class A common stock repurchased during the three months ended December 31, 2025. As of December 31, 2025, the approximate dollar value of shares that may yet be repurchased under the existing stock repurchase program was $55.6 million.

Cumulative Stock Performance Graph

The following graph and table compare the performance of (1) an investment in our Class A common stock over the period from December 31, 2020 through December 31, 2025, with (2) an investment in the S&P 500 and the S&P Retail Select Industry, in each case beginning with an investment at the closing price on December 31, 2020 and thereafter based on the closing price of the index. The graph and table assume $100 was invested on the starting date at the price indicated above and that dividends, if any, were reinvested. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

(in dollars)	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Revolve Group, Inc.	$100.00	$179.79	$71.41	$53.19	$107.44	$96.86
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Retail Select Industry	$100.00	$142.97	$97.63	$118.65	$133.04	$143.95

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

For discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for year ended 2024, which was filed with the SEC on February 25, 2025.

Overview

REVOLVE is the next-generation fashion retailer for Millennial and Generation Z consumers. As a trusted premium lifestyle brand and a go-to online source for discovery and inspiration, we deliver exceptional service and an engaging customer experience with a vast yet curated offering totaling over 140,000 apparel and footwear styles, as well as beauty and accessories. Our dynamic platform connects a deeply engaged community of millions of consumers, thousands of global fashion influencers and over 1,600 emerging, established and owned brands. Through more than 20 years of investment in technology, data analytics and innovative marketing and merchandising strategies, we have built a powerful platform and brand that we believe is connecting with the next generation of consumers and is redefining fashion retail.

We sell merchandise through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE, we offer an assortment of premium apparel, footwear, beauty and accessories from emerging, established and owned brands. Through FWRD, we offer an assortment of curated and elevated iconic and emerging luxury brands. REVOLVE has historically been focused on the discovery of trend-driven, ready-to-wear styles, while FWRD has been more heavily weighted toward the statement pieces in our customers’ wardrobe, such as shoes and handbags. We believe that FWRD provides our customer with a unique destination for luxury products as our customers’ spending power increases and their desire for fashion and inspiration remains central to their self-expression.

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

We have developed an efficient logistics infrastructure, which allows us to provide free shipping and returns to our customers in the United States. We support our logistics network with proprietary algorithms to optimize inventory allocation, reduce shipping and fulfillment expenses and deliver merchandise quickly and efficiently to our customers, which allows us to ship over 97% of orders on the same day if placed before 3:00 p.m. Eastern Time. We continue to modify and expand our fulfillment network to support our growth and the demand for our products.

To date, we have successfully expanded internationally with limited investment and physical presence. Our ongoing initiative to elevate the international service levels and customer experience has been a key contributor to our growth. We also offer REVOLVE products on international marketplaces such as Tmall Global, RED and Douyin in China and Nykaa Fashion in India, to expand our distribution reach in these key geographies. For 2025 and 2024, we generated $253.3 million and $226.4 million, respectively, in net sales shipped to customers internationally, or 20.7% and 20.0% of total net sales, respectively. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments and assess the near-term and longer-term performance of our business.

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except average order value and percentages)
Gross margin	53.5%	52.5%	51.9%
Adjusted EBITDA	$93,796	$69,516	$43,409
Free cash flow	$46,184	$18,005	$39,144
Active customers	2,841	2,668	2,543
Total orders placed	9,477	8,867	8,701
Average order value	$299	$302	$297

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

Gross margin is also impacted by inbound freight costs and the level of tariffs and duties placed on imported products. In the near-term, given the significant increase in tariff rates on imported products from April 2, 2025 through February 20, 2026, particularly from China, our gross margin may be adversely impacted by the effects of tariffs, though any long-term impact remains unclear. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

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

A reconciliation of Adjusted EBITDA to net income is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$61,146	$48,771	$28,147
Excluding:
Other income, net	(8,040)	(13,030)	(15,627)
Provision for income taxes	21,157	15,676	9,614
Depreciation and amortization	4,601	4,429	5,094
Equity-based compensation	10,566	10,028	5,839
Transaction costs (1)	2,224	1,194	—
Non-routine items (2)	2,142	2,448	10,342
Adjusted EBITDA	$93,796	$69,516	$43,409
(1)
Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)
Non-routine items in 2025 primarily represent an accrual for certain pending legal matters. Non-routine items in 2024 included a $2.0 million non-routine loss related to a shipment theft incident, which was recovered in full through our insurance in 2025, and a $0.5 million charge for a settled matter related to non-routine import and export fees. Non-routine items in 2023 included $7.5 million in legal fees and charges for two separate settled legal matters and $2.8 million related to non-routine import and export fees.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash used in financing activities, for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$59,396	$26,692	$43,342
Purchases of property and equipment	(11,405)	(5,649)	(4,198)
Purchases of rental product, net of proceeds from the sale of rental product	(1,807)	(3,038)	—
Free cash flow	$46,184	$18,005	$39,144
Net cash used in investing activities	$(14,869)	$(9,114)	$(4,198)
Net cash used in financing activities	$(1,387)	$(5,363)	$(30,377)

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

Active customers increased during 2025 as compared to 2024 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

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

Total orders placed increased in 2025 as compared to 2024 primarily due to our ability to engage with our existing customers and acquire new customers through our sales and marketing efforts.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. In 2025, average order value for merchandise sold through the REVOLVE and FWRD segments was approximately $279 and $640, respectively, reflecting the brands sold, category mix and typical profile of the shoppers on such sites. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order. Average order value can be adversely impacted by negative consumer sentiment, including as a result of tariffs. A shift in product mix toward lower-priced products or categories may also reduce our average order value. In the near-term, average order value may decrease year-over-year given the challenging macroeconomic environment, as customers seek to purchase products at more accessible price points. We expect this potential decrease to be at least partially offset by price increases as a result of the actual or anticipated effects of incremental tariffs that were in effect at various times and rates over the course of 2025 and early 2026, though any long-term impact remains unclear. The impact of tariffs may also impair comparability of average order value with prior periods. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Average order value decreased slightly during 2025 as compared to 2024, primarily due to a lower average selling price and a shift in product mix.

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

For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. At various points in 2025, the total tariff rate on our goods imported from China reached 152.5%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. In addition, U.S. tariffs on goods imported from certain other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025. Since August 7, 2025, higher reciprocal tariff rates for many U.S. trading partners, including countries such as Japan, Turkey, Indonesia and India, had been imposed pursuant to additional executive orders modifying the reciprocal tariff rates for certain countries. Products of India also have been targeted since August 2025 with a current rate of 18%.

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the International Emergency Economic Powers Act, or IEEPA, to impose tariffs on global trade partners, effective immediately. The impact of this decision on previous tariffs that we have paid is undetermined while the case is returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling.

Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are reinstated or are increased further, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

We are undertaking a series of actions and initiatives to mitigate the impact of heightened tariffs, including cost-sharing discussions with our owned brand manufacturing partners, diversifying our owned brand manufacturing sources outside of China, partnering with our third-party brands to mitigate the impact of tariffs, optimizing our product import logistics, selectively increasing prices for our products and further optimizing our supply chain. However, our mitigation efforts may be costly and may not yield near-term results or be as effective as we intend, or at all, and may have other negative impacts on our business, operations and financial condition. See the sections titled “Risk Factors—Risks Related to Our Business and Industry—Tariffs imposed by the U.S. or foreign governments have increased and may in the future continue to increase the cost of our products, which could ignite a global trade war and have a material adverse effect on our business, financial condition and results of operations” and “—We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.”

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

If our marketing efforts do not connect with our customer or fail to cost-effectively promote our brands or convert impressions into new customers, our net sales growth and profitability will be adversely affected. The social media and influencer-based marketing landscape continues to shift and competition remains intense, which may adversely impact our ability to differentiate ourselves and cost-effectively acquire and retain customers. Furthermore, changes in the user experience on search, social media and other platforms, including recent developments in artificial intelligence, or AI, and the introduction of large language models, or LLMs, a shift towards video and the level of recommended content as well as changes in privacy practices by third parties, may make it more difficult to gain customer awareness and cost-effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality, which may change consumer search behavior and affect our ability to cost-effectively acquire and retain customers. Additionally, Apple Inc. has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021 and has made it more difficult and costly to acquire and retain customers. Apple Inc. introduced new SDK privacy controls in 2023 that it integrated into iOS 17, including new protections designed to limit tracking or identification of user devices. Apple Inc. has also updated Apple Mail, including automated inbox categorization, sender-level grouping, and AI-generated email previews. These changes may reduce the visibility and effectiveness of our email communications, which could negatively impact customer engagement and, over time, affect customer retention. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices, and in July 2024, announced its change from a previously-announced plan to stop supporting third-party cookies in its Google Chrome browser as a part of this initiative.

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

Customer Retention

Our success is impacted not only by efficient and effective customer acquisition and growth in brand awareness, but also by our ability to retain customers, engage with our community and encourage repeat purchases. Existing customers, whom we define as customers in a year who have purchased from us in any prior year, account for a greater and greater share of active customers over time. Existing customers as a percentage of total active customers were 56%, 54%, 52% and 50% for 2025, 2024, 2023 and 2022, respectively.

Existing customers typically place more orders annually than new customers and at higher average order values, resulting in existing customers representing approximately 81% of orders and approximately 83% of net sales in 2025, up from 80% of orders and 81% of net sales in 2024, and 79% of orders and 80% of net sales in 2023. Orders placed by existing customers and net sales from existing customers have each increased each year since 2014. We believe these increases are reflective of our ability to engage and retain our customers through our differentiated marketing and compelling merchandise offering and shopping experience. The increasing share of our net sales from existing customers reflects our customer loyalty and the net sales retention behavior we see in our customer cohorts.

The following table presents the percentage of orders placed by and the net sales generated from existing customers.

	Year Ended December 31,
	2025	2024	2023	2022
% of Orders placed by existing customers	81%	80%	79%	77%
% of Net sales generated from existing customers	83%	81%	80%	79%

The following chart illustrates the spending behavior of our customer cohorts over time, as reflected in customer purchases of our products annually. Cohort net sales retention rate is calculated as net sales attributable to a given customer cohort divided by the total net sales attributable to the same customer cohort from one year prior. Cohort net sales retention rate was 89% in 2025 compared to 85% in 2024, 77% in 2023 and 97% in 2022. If we are unable to maintain our historically strong retention rates, our operating results could be adversely impacted.

2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Calendar Year
2013 Cohort and Prior
2014 Cohort
2015 Cohort
2016 Cohort
2017 Cohort
2018 Cohort
2019 Cohort
2020 Cohort
2021 Cohort
2022 Cohort
2023 Cohort
2024 Cohort
2025 Cohort

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.0% and 85.9% of our net sales for 2025 and 2024, respectively. During 2025 and 2024, REVOLVE generated $1,054.0 million and $970.5 million in net sales, respectively, representing an increase of 8.6%. The net sales increase in 2025 compared to 2024 was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 14.0% and 14.1% of our net sales for 2025 and 2024, respectively. During 2025 and 2024, FWRD generated $171.6 million and $159.4 million in net sales, respectively, representing an increase of 7.7%. The net sales increase in 2025 compared to 2024 was primarily due to an increase in the number of orders shipped, partially offset by a lower average order value.

Net sales to customers in the United States contributed to 79.3% and 80.0% of our net sales for 2025 and 2024, respectively. During 2025 and 2024, net sales to customers in the United States were $972.4 million and $903.5 million, respectively, representing an increase of 7.6%.

Net sales to customers outside of the United States contributed to 20.7% and 20.0% of our net sales for 2025 and 2024, respectively. During 2025 and 2024, net sales to customers outside of the United States were $253.3 million and $226.4 million, respectively, representing an increase of 11.9%.

Net sales to customers outside of the United States are impacted by various factors including import and export taxes, currency fluctuations and other macroeconomic conditions described in “—Overall Economic Trends” above. In addition, any weakening of a local currency versus the U.S. dollar results in our products becoming more expensive in that local currency, which at times has had, and may continue to have, a negative impact on demand for our products in the geographies that use such currency.

Seasonality

Seasonality in our business has not historically followed that of traditional retailers which typically experience concentration of net sales in the fourth quarter in connection with the holidays. Our seasonality trends have also been impacted by macroeconomic conditions described in “—Overall Economic Trends” above.

The following table presents quarterly net sales expressed as a percentage of total net sales.

	Year Ended December 31,
	2025	2024	2023	2022	2021
First quarter	24%	24%	26%	26%	20%
Second quarter	25%	25%	26%	26%	26%
Third quarter	24%	25%	24%	24%	27%
Fourth quarter	26%	26%	24%	24%	27%
Total	100%	100%	100%	100%	100%

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

Cost of Sales

Cost of sales consists of our purchase price for merchandise sold to customers and includes import duties, net of drawback claims, and other taxes, inbound freight costs, receiving costs, defective merchandise returned from customers, inventory valuation adjustments, and other miscellaneous shrinkage. Cost of sales is primarily driven by the cost of the product, the number of total orders placed by customers, the mix of the product available for sale on our sites and transportation costs related to inventory receipts from our vendors. We expect our cost of sales to fluctuate as a percentage of net sales primarily due to how we manage our inventory and merchandise mix. We have recently experienced and may continue to experience an increase in the cost of goods due to an increase in the cost of materials and as a result of increased tariffs, particularly on products with a China origin.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, partially offset by foreign currency exchange gains and losses and fees associated with our line of credit. For 2025, other income, net includes $4.5 million of insurance proceeds related to a previously disclosed shipment theft incident and a $2.4 million loss on deconsolidation of a subsidiary. For 2024 and 2023, other income, net also includes $2.8 million and $5.1 million of insurance proceeds related to settled legal matters, respectively.

Results of Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net sales	$1,225,682	$1,129,911	$1,068,719
Cost of sales	569,898	536,638	514,520
Gross profit	655,784	593,273	554,199
Operating expenses:
Fulfillment expenses	39,509	37,389	36,654
Selling and distribution expenses	209,623	195,169	197,052
Marketing expenses	175,397	167,176	171,774
General and administrative expenses	156,992	142,122	126,585
Total operating expenses	581,521	541,856	532,065
Income from operations	74,263	51,417	22,134
Other income, net	(8,040)	(13,030)	(15,627)
Income before income taxes	82,303	64,447	37,761
Provision for income taxes	21,157	15,676	9,614
Net income	$61,146	$48,771	$28,147

	Year Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.5	47.5	48.1
Gross profit	53.5	52.5	51.9
Operating expenses:
Fulfillment expenses	3.2	3.3	3.4
Selling and distribution expenses	17.1	17.3	18.4
Marketing expenses	14.3	14.8	16.1
General and administrative expenses	12.8	12.6	11.9
Total operating expenses	47.4	48.0	49.8
Income from operations	6.1	4.5	2.1
Other income, net	(0.6)	(1.2)	(1.4)
Income before income taxes	6.7	5.7	3.5
Provision for income taxes	1.7	1.4	0.9
Net income	5.0%	4.3%	2.6%

Comparison of Years Ended 2025 and 2024

Net Sales

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Net sales	$1,225,682	$1,129,911	$95,771	8.5%

The increase in net sales for 2025 compared to 2024 was primarily due to a 6.9% increase in the number of orders shipped combined with a lower proportion of returned purchases, partially offset by a 1.0% decrease in the average order value.

Net sales in the REVOLVE segment increased 8.6% to $1,054.0 million in 2025 compared to net sales of $970.5 million in 2024. Net sales generated from our FWRD segment increased 7.7% to $171.6 million in 2025 as compared to net sales of $159.4 million in 2024.

Cost of Sales

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of sales	$569,898	$536,638	$33,260	6.2%
Percentage of net sales	46.5%	47.5%

The increase in cost of sales in 2025, as compared to 2024, was primarily due to an increase in net sales. The decrease in cost of sales as a percentage of net sales was primarily due to a lower mix of third-party brand sales and shallower markdowns within markdown sales, partially offset by a lower percentage of full price sales and the impact of increased import tariff rates.

Fulfillment Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Fulfillment expenses	$39,509	$37,389	$2,120	5.7%
Percentage of net sales	3.2%	3.3%

The increase in fulfillment expenses in 2025, as compared to 2024, was primarily due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases, partially offset by a decrease in average order value.

Selling and Distribution Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Selling and distribution expenses	$209,623	$195,169	$14,454	7.4%
Percentage of net sales	17.1%	17.3%

The increase in selling and distribution expenses in 2025, as compared to 2024, was primarily due to increases in orders placed and net sales that resulted in a $8.1 million increase in shipping and handling costs, a $2.4 million increase in customer service expenses, a $2.2 million increase in merchant processing fees and a $1.8 million increase in other selling expenses. The decrease in selling and distribution expenses as a percentage of net sales was primarily due to efficiencies gained in our shipping logistics and lower proportion of returned purchases, partially offset by lower average order value.

Marketing Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Marketing expenses	$175,397	$167,176	$8,221	4.9%
Percentage of net sales	14.3%	14.8%

The increase in marketing expenses in 2025, as compared to 2024, was due to a $16.5 million increase in performance marketing expense, partially offset by a $8.3 million decrease in brand marketing expense. The decrease in marketing expenses as a percentage of net sales was primarily due to efficiencies in our brand marketing investments.

General and Administrative Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative expenses	$156,992	$142,122	$14,870	10.5%
Percentage of net sales	12.8%	12.6%

The increase in general and administrative expenses in 2025, as compared to 2024, was primarily due to a $7.2 million increase related to professional services and other occupancy costs, a $5.0 million increase in salaries and related benefits and equity-based compensation expense, a $0.7 million increase in non-routine and transaction costs and a $2.0 million increase in other operating expenses. The slight increase in general and administrative expenses as a percentage of net sales was driven by increased investment in strategic growth initiatives and an increase in non-routine and transaction costs.

Income Taxes

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Income before income taxes	$82,303	$64,447
Provision for income taxes	21,157	15,676
Effective tax rate	25.7%	24.3%

The increase in the effective tax rate in 2025, as compared to 2024, was primarily due to a decrease in excess tax benefits related to the exercise of non-qualified stock options.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$292,256	$256,600
Accounts receivable, net	16,561	10,338
Working capital	416,482	364,991

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of December 31, 2025, the majority of our cash and cash equivalents was held for working capital purposes.

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

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations and to a much lesser extent private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of December 31, 2025 and 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms as the existing revolving commitments. Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our subsidiaries that are borrowers or guarantors under the credit agreement. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock, subject to certain exceptions. We are also required to maintain a minimum consolidated fixed charge coverage ratio of 1.00 to 1.00 for any twelve consecutive fiscal month period, determined as of the last date of each fiscal quarter.

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

Historical Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$59,396	$26,692	$43,342
Net cash used in investing activities	(14,869)	(9,114)	(4,198)
Net cash used in financing activities	(1,387)	(5,363)	(30,377)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

We generated $59.4 million of operating cash flow in 2025 compared to $26.7 million in 2024. The increase in our operating cash flow was primarily due to higher net income adjusted for certain non-cash items and positive impact from changes in working capital.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure, leasehold improvements in our retail store locations, purchases of rental product and proceeds from sale of rental product. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $14.9 million and $9.1 million in 2025 and 2024, respectively.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock and proceeds from the exercise of stock options, when applicable.

Net cash used in financing activities was $1.4 million in 2025 compared to $5.4 million in 2024 and was primarily attributable to repurchases of shares of our Class A common stock under our stock repurchase program, partially offset by cash proceeds from the exercise of stock options.

Contractual Obligations

As of December 31, 2025, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities. For a description of our leases, please see Note 5, Leases, to our consolidated financial statements included elsewhere in this report.

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

In accordance with our policy on returns and exchanges, merchandise returns are generally accepted for full refund if returned within 30 days of the original purchase date and merchandise may be exchanged up to 60 days from the original purchase date. At the time of sale, we establish a reserve for merchandise returns, based on historical experience, merchandise mix and expected future returns, which is recorded as a reduction of sales. Accordingly, cost of sales is also reduced and an offsetting asset is recorded within prepaid expenses and other current assets for expected merchandise to be returned. Our returns reserve as of December 31, 2025 and 2024 was $77.0 million and $69.7 million, respectively, and the provisions recorded for returns were $1,604.1 million and $1,544.1 million, during 2025 and 2024, respectively. Actual levels of returns may vary from our estimates as of period ends and would be recorded in future periods.

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

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $4.2 million and $3.3 million for 2025 and 2024, respectively.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Cash Flows	84
Notes to Consolidated Financial Statements	85

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revolve Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sales return reserve

As discussed in Note 2 to the consolidated financial statements, the Company has recorded a sales return reserve as of December 31, 2025 of $77.0 million. The Company establishes a reserve for merchandise returns, based on historical experience, merchandise mix, and expected future returns, which is recorded as a reduction of sales.

We identified the evaluation of the sales return reserve as a critical audit matter. There was auditor judgment required to evaluate the impact of recent sales return experience that could impact the rate of historical experience used to estimate the sales return reserve.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s lookback analysis over the sales return reserve based on actual returns received subsequent to period end. We evaluated expected future returns by assessing the timing of the number of days between actual sales dates and actual return dates for the year ended December 31, 2025. In addition, we analyzed actual returns received by the Company after December 31, 2025 to evaluate management’s estimate as of December 31, 2025. We assessed the Company’s ability to estimate by comparing the historically recorded sales return reserve to actual subsequent period returns.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California
February 25, 2026

Report of Registered Independent Public Accounting Firm

To the Stockholders and Board of Directors
Revolve Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Revolve Group, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 25, 2026

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$292,256	$256,600
Restricted cash	10,943	—
Accounts receivable, net	16,561	10,338
Inventory	251,844	229,244
Income taxes receivable	1,717	1,195
Prepaid expenses and other current assets	73,706	63,711
Total current assets	647,027	561,088
Property and equipment (net of accumulated depreciation of $26,245 and $22,230 as of December 31, 2025 and December 31, 2024, respectively)	15,371	8,937
Right-of-use lease assets	28,832	36,259
Intangible assets, net	2,410	2,294
Goodwill	2,042	2,042
Other assets	29,560	18,067
Deferred income taxes, net	39,759	36,860
Total assets	$765,001	$665,547
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,409	$45,098
Income taxes payable	1,357	4
Accrued expenses	44,297	38,524
Returns reserve	76,985	69,661
Current lease liabilities	10,534	9,066
Other current liabilities	40,963	33,744
Total current liabilities	230,545	196,097
Non-current lease liabilities	21,921	31,665
Total liabilities	252,466	227,762
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 40,861,973 and 39,699,150 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	41	40
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 30,509,949 and 31,501,330 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	30	32
Additional paid-in capital	144,249	133,046
Retained earnings	368,215	305,070
Non-controlling interest	—	(403)
Total stockholders’ equity	512,535	437,785
Total liabilities and stockholders’ equity	$765,001	$665,547

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,225,682	$1,129,911	$1,068,719
Cost of sales	569,898	536,638	514,520
Gross profit	655,784	593,273	554,199
Operating expenses:
Fulfillment	39,509	37,389	36,654
Selling and distribution	209,623	195,169	197,052
Marketing	175,397	167,176	171,774
General and administrative	156,992	142,122	126,585
Total operating expenses	581,521	541,856	532,065
Income from operations	74,263	51,417	22,134
Other income, net	(8,040)	(13,030)	(15,627)
Income before income taxes	82,303	64,447	37,761
Provision for income taxes	21,157	15,676	9,614
Net income	61,146	48,771	28,147
Less: Net loss attributable to non-controlling interest	563	786	—
Net income attributable to Revolve Group, Inc. stockholders	$61,709	$49,557	$28,147
Earnings per share of Class A and Class B common stock:
Basic	$0.87	$0.70	$0.39
Diluted	$0.86	$0.69	$0.38
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,297	70,846	72,961
Diluted	72,087	71,677	73,583

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$61,146	$48,771	$28,147
Other comprehensive income (loss):
Cumulative translation adjustment	3,459	(1,064)	1,958
Total other comprehensive income (loss)	3,459	(1,064)	1,958
Total comprehensive income	64,605	47,707	30,105
Less: Comprehensive loss attributable to non-controlling interest	124	(4)	—
Comprehensive income attributable to Revolve Group, Inc. stockholders	$64,481	$47,711	$30,105

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
Balance as of December 31, 2022	73,363,629	$74	$110,338	$269,161	$—	$379,573
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	125,933	—	536	—	—	536
Repurchases of Class A common stock	(2,198,854)	(2)	—	(30,911)	—	(30,913)
Equity-based compensation	—	—	5,839	—	—	5,839
Cumulative translation adjustment	—	—	—	1,958	—	1,958
Net income	—	—	—	28,147	—	28,147
Balance as of December 31, 2023	71,290,708	72	116,713	268,355	—	385,140
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	676,970	1	6,414	—	—	6,415
Repurchases of Class A common stock	(767,198)	(1)	—	(11,778)	—	(11,779)
Equity-based compensation	—	—	10,028	—	—	10,028
Cumulative translation adjustment	—	—	—	(1,064)	—	(1,064)
Issuance of non-controlling interest at fair value	—	—	(109)	—	383	274
Net income	—	—	—	49,557	(786)	48,771
Balance as of December 31, 2024	71,200,480	72	133,046	305,070	(403)	437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	278,637	—	637	—	—	637
Repurchases of Class A common stock	(107,195)	(1)	—	(2,023)	—	(2,024)
Equity-based compensation	—	—	10,566	—	—	10,566
Cumulative translation adjustment	—	—	—	3,459	—	3,459
Disposal of subsidiary	—	—		—	966	966
Net income (loss)	—	—	—	61,709	(563)	61,146
Balance as of December 31, 2025	71,371,922	$71	$144,249	$368,215	$—	$512,535

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$61,146	$48,771	$28,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,601	4,429	5,094
Rental product depreciation	1,792	736	—
Gain on sale of rental product	(294)	—	—
Equity-based compensation	10,566	10,028	5,839
Loss on disposal of subsidiary	2,425	—	—
Deferred income taxes, net	(2,899)	(6,855)	(5,251)
Changes in operating assets and liabilities:
Accounts receivable	(6,223)	2,067	(6,984)
Inventories	(23,552)	(24,791)	11,637
Income taxes receivable	(522)	430	1,349
Prepaid expenses and other current assets	(9,983)	1,812	(5,649)
Other assets	(11,389)	(13,593)	(1,365)
Accounts payable	11,846	(2,723)	(2,968)
Income taxes payable	1,353	4	(229)
Accrued expenses	5,930	(2,190)	2,448
Returns reserve	7,324	5,881	399
Right-of-use lease assets and lease liabilities	(684)	(77)	3,010
Other current liabilities	7,959	2,763	7,865
Net cash provided by operating activities	59,396	26,692	43,342
Investing activities:
Purchases of property and equipment	(11,405)	(5,649)	(4,198)
Purchases of rental product	(3,573)	(3,038)	—
Proceeds from sale of rental product	1,766	—	—
Cash divested upon disposal of subsidiary	(1,657)	—	—
Cash paid for acquisition	—	(427)	—
Net cash used in investing activities	(14,869)	(9,114)	(4,198)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	637	6,415	536
Repurchases of Class A common stock	(2,024)	(11,778)	(30,913)
Net cash used in financing activities	(1,387)	(5,363)	(30,377)
Effect of exchange rate changes on cash and cash equivalents	3,459	(1,064)	1,958
Net increase in cash and cash equivalents	46,599	11,151	10,725
Cash, cash equivalents and restricted cash, beginning of year	256,600	245,449	234,724
Cash, cash equivalents and restricted cash, end of year	$303,199	$256,600	$245,449
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$22,770	$22,203	$12,995
Operating leases	$12,927	$9,305	$7,012
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$6,096	$7,180	$20,452

The accompanying notes are an integral part of these consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Revolve Group, Inc., or REVOLVE, is a fashion retailer for Millennial and Generation Z consumers. Through our websites, mobile applications and stores, we deliver an aspirational customer experience from a vast yet curated offering. Our dynamic platform connects a deeply engaged community of consumers, global fashion influencers, and a broad yet curated collection of brands. We are headquartered in Los Angeles County, California.

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

The following table presents a roll-forward of our sales return reserve for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Beginning balance	$69,661	$63,780	$63,381
Returns	(1,596,761)	(1,538,265)	(1,505,490)
Provisions	1,604,085	1,544,146	1,505,889
Ending balance	$76,985	$69,661	$63,780

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $4.2 million, $3.3 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. Rental product, net amounted to $2.6 million and $2.3 million as of December 31, 2025 and 2024, respectively, and was included within other assets. Rental product depreciation was $1.8 million and $0.7 million for the year ended December 31, 2025 and 2024, respectively.

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

Selling and Distribution

Selling and distribution expenses consist of shipping and other transportation costs incurred delivering merchandise to customers and customers returning merchandise, customer service costs, merchant processing fees, shipping supplies and other selling expenses. The amount of shipping and handling costs included in selling and distribution is $129.1 million, $121.0 million, and $128.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Accounts Receivable, Net

Accounts receivable are composed primarily of amounts due from financial institutions related to credit card sales. We do not maintain an allowance for doubtful accounts related to these receivables as payment is typically received in full within a few business days after the sale. We carry the remaining portion of accounts receivable at invoiced amounts less allowances for doubtful accounts and other deductions. Allowance for doubtful accounts was insignificant at both December 31, 2025 and 2024. Management evaluates the ability to collect accounts receivable based on a combination of factors. An allowance for doubtful accounts is maintained based on the length of time receivables are past due and the status of a customer’s financial position. Receivables are written off in the period deemed uncollectible after collection efforts have proven unsuccessful. We do not accrue interest on our trade receivables.

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

Other Assets

Other assets primarily consist of receivables related to duty drawback and other programs. These amounts represent refunds of customs duties previously paid on imported merchandise that is subsequently exported to another country. In addition, other assets consist of rental product, net and equity investments.

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

Equity Investments

We hold an equity investment in a privately held company without readily determinable fair value. This investment is measured at cost, less impairment and included in other assets in the accompanying consolidated balance sheets. Changes in fair value resulting from observable transactions for identical or similar investments of the same issuer are recorded in other income, net.

Variable Interest Entities

We evaluate our interests in other entities to determine whether such entities are variable interest entities (“VIEs”) and whether we are the primary beneficiary of such VIEs. A VIE is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or in which the holders of the equity investment at risk lack the characteristics of a controlling financial interest.

The Company is considered the primary beneficiary of a VIE and is required to consolidate the VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We may be the primary beneficiary of a VIE even when our ownership interest is less than a majority, including when control is achieved through contractual arrangements or other rights.

We reassess whether we are the primary beneficiary of a VIE on an ongoing basis as facts and circumstances change. VIEs for which we are determined to be the primary beneficiary are consolidated, and the interests of other variable interest holders are reflected as noncontrolling interests.

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

Impairment of Long-Lived Assets

We review long‑lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. This determination includes evaluation of factors such as future asset utilization and future net undiscounted cash flows expected to result from the use of the assets. If circumstances require a long‑lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. No impairment losses were recognized during the years ended December 31, 2025, 2024 and 2023.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of December 31, 2025 and 2024, we had goodwill of $2.0 million. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable.

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

We perform our annual impairment review of goodwill at December 31, and when a triggering event occurs between annual impairment tests. No goodwill impairment was recorded for the years ended December 31, 2025, 2024 and 2023.

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

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Our cash equivalents are comprised of money market funds, which are valued based on Level 1 inputs consisting of quoted prices in active markets. Our cash equivalents as of December 31, 2025 and 2024 were $240.9 million and $211.6 million, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for us for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-09 in 2025 on a retrospective basis and presented the required new disclosures within Note 8, Income Taxes.

Accounting Pronouncements Not Yet Effective

In September 2025, the FASB, issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal-Use Software, which replaces the previous project-stage model with a principles-based approach for capitalizing internal-use software costs. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that this new guidance may have on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that this new guidance may have on our disclosures.

Note 3. Goodwill and Other Intangible Assets, Net

The carrying value of goodwill as of December 31, 2025 and 2024, was $2.0 million. No goodwill impairment was recorded for the years ended December 31, 2025, 2024 and 2023.

The gross amounts and accumulated amortization of our acquired identifiable intangible assets with finite useful lives as of December 31, 2025 and 2024, included in intangible assets, net in the accompanying consolidated balance sheets, are as follows (in thousands):

		December 31,
	Useful life	2025	2024
Customer relationships	3 – 6 years	$381	$381
Trademarks (1)	4 – 10 years	5,095	4,728
Total intangible assets		5,476	5,109
Less accumulated amortization		(3,066)	(2,815)
Total intangible assets, net		$2,410	$2,294
(1)
Includes $1.0 million and $0.9 million of intangible assets not subject to amortization as of December 31, 2025 and 2024, respectively.

Our amortization expense for acquired identifiable intangible assets with finite useful lives was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Future estimated amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Amortization Expense
Year ending December 31:
2026	$252
2027	235
2028	217
2029	190
2030	163
Thereafter	356
Total amortization expense	$1,413

Note 4. Property and Equipment, Net

Property and equipment, net is summarized as follows (in thousands):

	December 31,
	2025	2024
Office and warehouse equipment and fixtures	$14,048	$13,621
Computer equipment and capitalized software	14,726	12,137
Leasehold improvements	5,088	4,374
Other	7,754	1,035
Total property and equipment	41,616	31,167
Less accumulated depreciation and amortization	(26,245)	(22,230)
Total property and equipment, net	$15,371	$8,937

Total depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $4.4 million, $4.3 million, and $5.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, $3.7 million, $2.9 million, and $2.7 million, respectively, was recorded in general and administrative expense and $0.7 million, $1.4 million, and $2.3 million, respectively, was recorded in fulfillment expense in the accompanying consolidated statements of income.

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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease expense	$11,389	$10,658	$8,991
Short-term lease expense	94	115	105
Variable lease expense	1,630	1,301	876
Total	$13,113	$12,074	$9,972

The following table presents future minimum lease payments and the impact of discounting as of December 31, 2025.

December 31, 2025
(in thousands)
2026	$12,744
2027	11,212
2028	8,234
2029	1,970
2030	1,874
Thereafter	1,814
Total minimum lease payments	37,848
Less imputed interest	(5,393)
Present value of lease liabilities	$32,455

The weighted-average remaining term for our leases as of December 31, 2025 and 2024 was 3.6 years and 4.4 years, respectively. The weighted-average discount rate for our leases as of December 31, 2025 and 2024 was 8.0% and 8.3%, respectively.

Note 6. Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of December 31, 2025 and 2024.

We are also obligated to pay other customary fees for a credit facility of this size and type, including an unused commitment fee. The credit agreement also permits us, in certain circumstances, to request an increase in the facility by an additional amount of up to $25.0 million (in an initial minimum amount of $10.0 million and in increments of $5.0 million thereafter) at the same maturity, pricing and other terms as the existing revolving commitments. Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our subsidiaries that are borrowers or guarantors under the credit agreement. The credit agreement also contains customary covenants restricting certain of our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, obtain letters of credit, incur indebtedness, repurchase stock or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock, subject to certain exceptions. We are also required to maintain a minimum consolidated fixed charge coverage ratio of 1.00 to 1.00 for any twelve consecutive fiscal month period, determined as of the last date of each fiscal quarter.

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

Tax Contingencies

We are subject to income taxes in the United States, the United Kingdom, or UK, France, Philippines and Netherlands. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates or whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

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

In December 2025, we became subject to two lawsuits filed by the former founder and executive of a majority-owned subsidiary acquired in 2024 and subsequently liquidated in May 2025. The complaints allege fraudulent misrepresentation, breach of the shareholders’ agreement, breach of the bylaws and mismanagement of the majority-owned subsidiary by REVOLVE and seek related monetary damages. At this time, we are unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.

Leases

We have obligations under operating leases for office, fulfillment facilities and retail stores. For a description of our leases, please see Note 5, Leases.

Note 8. Income Taxes

The components of income before income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$70,523	$55,503	$31,942
Foreign	11,780	8,944	5,819
	$82,303	$64,447	$37,761

The components of the provision for income tax expense (benefit) are as follows (in thousands):

	December 31, 2025
	Current	Deferred	Total
U.S. federal	$14,555	$(1,835)	$12,720
State and local	5,965	(1,064)	4,901
Foreign	3,536	—	3,536
	$24,056	$(2,899)	$21,157

	December 31, 2024
	Current	Deferred	Total
U.S. federal	$14,865	$(5,373)	$9,492
State and local	5,429	(1,482)	3,947
Foreign	2,237	—	2,237
	$22,531	$(6,855)	$15,676

	December 31, 2023
	Current	Deferred	Total
U.S. federal	$8,758	$(2,853)	$5,905
State and local	4,740	(2,398)	2,342
Foreign	1,367	—	1,367
	$14,865	$(5,251)	$9,614

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)	Percent	(in thousands)	Percent	(in thousands)	Percent
U.S. federal statutory tax rate	$17,284	21.0%	$13,534	21.0%	$7,930	21.0%
State and local income taxes (1)	3,872	4.7	3,118	4.8	1,874	5.0
Foreign tax effects
Netherlands
Rate differential	(302)	(0.4)	5	—	—	—
Permanent tax differences related to disallowed intercompany and investment write-offs	1,598	2.0	—	—	—	—
France
Rate differential	181	0.2	(157)	(0.2)	—	—
Permanent tax differences related to disallowed intercompany and investment write-offs	(1,134)	(1.4)	—	—	—	—
Others	718	0.9	511	0.8	145	0.4
Effect of cross-border tax laws
Foreign-derived intangible income	(1,090)	(1.3)	(450)	(0.7)	(561)	(1.4)
Tax credits
Work opportunity tax credit	2	—	—	—	-	—
Changes in valuation allowances	621	0.8	(23)	—	(3)	—
Nontaxable and nondeductible items
Equity-based compensation	(284)	(0.3)	(1,821)	(2.8)	(122)	(0.3)
Return to provision adjustments	(1,141)	(1.4)	183	0.3	(110)	(0.3)
Others	832	0.9	776	1.1	461	1.1
Effective tax rate	$21,157	25.7%	$15,676	24.3%	$9,614	25.5%

(1)
The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and New York for 2025, 2024 and 2023.

The components of net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities, reserves and other	$23,106	$19,369
UNICAP	8,555	8,108
Tax basis goodwill	465	753
Investment in FWRD	4,016	4,381
Equity-based compensation	6,354	4,836
Deferred revenue	5,929	4,564
Research and development expenses	—	1,953
Lease liabilities	9,274	10,052
Capital loss	779	—
Net operating loss	—	—
Gross deferred tax assets	58,478	54,016
Valuation allowance	(779)	—
Deferred tax assets, net of valuation allowance	57,699	54,016
Deferred tax liabilities:
Accrued expenses and reserves	(6,947)	(6,766)
State taxes	(1,697)	(1,504)
Depreciation	(1,157)	(69)
Right-of-use lease assets	(8,139)	(8,817)
Total gross deferred liabilities	(17,940)	(17,156)
Net deferred tax assets	$39,759	$36,860

As of December 31, 2025 and 2024, there were no gross federal and state operating loss carryforwards.

In accordance with ASC 740-30-25-17, we intend that the undistributed net earnings from continuing operations as well as the future net earnings of the foreign subsidiaries to be permanently reinvested in our operations outside of the U.S.

The amounts of cash paid for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Federal	$14,500	$14,500	$9,005
State and local
California	2,210	2,988	1,487
Others	2,382	2,364	915
Foreign
United Kingdom	3,678	2,351	1,588
Total	$22,770	$22,203	$12,995

For the years ended December 31, 2025, 2024 and 2023, we filed a consolidated federal and state income tax return for Revolve Group, Inc. We believe that there are no uncertain tax positions that would impact the accompanying consolidated financial statements.

The tax years ended December 31, 2022 through 2025 remain subject to possible examination by the Internal Revenue Service and the tax years ended December 31, 2021 through 2025 remain subject to possible examination by state tax jurisdictions. No interest or penalties related to income taxes are recognized in the accompanying consolidated financial statements.

In October 2021, the OECD issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the U.S. has not adopted the Pillar Two rules, various other governments around the world are enacting legislation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the fifteen percent global minimum tax for taxable years beginning on or after January 1, 2026. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modified certain tax provisions that had an impact our tax liability and financial condition.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. As of December 31, 2025, approximately 8.4 million common shares remain available for future issuance under the 2019 Plan. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2026.

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

The weighted average assumptions for the grants in the years ended December 31, 2025, 2024 and 2023 are provided in the following table:

	December 31,
	2025	2024	2023
Valuation assumptions:
Expected dividend yield	—%	—%	—%
Expected volatility	52.0%	51.3%	46.2%
Expected term (years)	6.5	6.5	6.5
Risk-free interest rate	4.1%	4.2%	4.3%

Option activity under the 2013 and 2019 Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2025	4,666,009	$16.23	7.4	$85,899
Granted	444,718	25.27	8.9
Exercised	(165,722)	11.06	—
Forfeited	(147,515)	18.89	—
Expired	(21,541)	39.41	—
Balance at December 31, 2025	4,775,949	17.06	6.7	68,926
Exercisable at December 31, 2025	1,771,960	16.88	4.8	27,622
Vested and expected to vest	3,609,567	18.36	6.4	48,946

RSU award activity under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Unvested at January 1, 2025	71,195	$22.68	1.0	$2,384
Granted	221,959	24.27	1.0	—
Vested	(158,548)	25.12
Forfeited	—	—
Unvested at December 31, 2025	134,606	22.43	1.8	4,064

There were 444,718 options and 221,959 RSUs granted during 2025. The weighted average grant-date fair value of options and RSUs granted during 2025 was $14.10 per share and $24.27 per share, respectively.

As of December 31, 2025, there was $15.0 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of December 31, 2025, we had $1.3 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.3 years. As of December 31, 2025, we had unrecognized stock-based compensation expense of $7.9 million for the operational milestones that were considered not probable of achievement. During 2025 and 2024, we recorded stock-based compensation expense of $2.0 million and $0.1 million, respectively, related to the 2023 Performance Option Awards.

Equity‑based compensation cost that has been included in general and administrative expense in the accompanying consolidated statements of income amounted to $10.6 million, $10.0 million, and $5.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. An excess income tax benefit of $0.3 million, $1.8 million and $0.1 million was recognized in the consolidated statements of income for equity‑based compensation arrangements for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table presents the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator
Net income	$34,612	$26,534	$26,414	$22,357	$15,572	$12,575
Net loss attributable to non-controlling interest	319	244	426	360	—	—
Net income attributable to common stockholders - basic	34,931	26,778	26,840	22,717	15,572	12,575
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	26,778	—	22,717	—	12,575	—
Reallocation of undistributed earnings to Class B shares	—	384	—	311	—	132
Net income attributable to common stockholders - diluted	$61,709	$27,162	$49,557	$23,028	$28,147	$12,707
Denominator
Weighted average shares used to compute earnings per share — basic	40,358	30,939	38,370	32,476	40,364	32,597
Conversion of Class B to Class A common shares outstanding	30,939	—	32,476	—	32,597	—
Effect of dilutive stock options and RSUs	790	790	831	831	622	622
Weighted average number of shares used to compute earnings per share — diluted	72,087	31,729	71,677	33,307	73,583	33,219
Earnings per share:
Basic	$0.87	$0.87	$0.70	$0.70	$0.39	$0.39
Diluted	$0.86	$0.86	$0.69	$0.69	$0.38	$0.38

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options to purchase Class A and Class B common stock, and RSUs	1,197	1,265	1,365

Note 11. Stock Repurchase Program

In August 2023, our board of directors authorized a stock repurchase program of up to $100 million of our outstanding Class A common stock. The timing and amount of any stock repurchases is determined based on market conditions, stock price and other factors, and the program does not require us to repurchase any specific number of shares of Class A common stock. The program has no expiration date but it may be modified, suspended or terminated at any time. The stock repurchase program is funded from available cash and cash equivalents. All repurchased shares under the share repurchase program will be retired. During 2025, we repurchased and retired 107,195 shares of Class A common stock for a total cost of $2.0 million, exclusive of broker fees and excise tax, at an average price of $18.86 per share. During 2024, we repurchased and retired 767,198 shares of Class A common stock for a total cost of $11.8 million, exclusive of broker fees and excise tax, at an average price of $15.35 per share. Broker fees and excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as part of the cost basis.

Note 12. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories and beauty products available for sale to customers through their respective websites. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions, and evaluate operating performance. Our chief operating decision makers are our co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the years ended December 31, 2025, 2024 and 2023, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales
REVOLVE	$1,054,042	$970,517	$904,525
FWRD	171,640	159,394	164,194
Total	$1,225,682	$1,129,911	$1,068,719

Cost of sales
REVOLVE	$471,547	$435,918	$412,708
FWRD	98,351	100,720	101,812
Total	$569,898	$536,638	$514,520

Gross profit
REVOLVE	$582,495	$534,599	$491,817
FWRD	73,289	58,674	62,382
Total	$655,784	$593,273	$554,199

All of our long-lived assets and goodwill are located in the United States as of the years ended December 31, 2025, 2024 and 2023. The following table lists net sales by geographic area (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$972,419	$903,484	$870,405
Rest of the world (1)	253,263	226,427	198,314
Total net sales	$1,225,682	$1,129,911	$1,068,719
(1)
No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales and percentage of net sales by product category for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net Sales
Fashion Apparel	$555,867	$499,089	$469,718
Dresses	344,475	331,414	315,237
Handbags, Shoes and Accessories	248,428	237,947	235,085
Beauty	58,784	48,989	41,612
Other (1)	18,128	12,472	7,067
Total net sales	$1,225,682	$1,129,911	$1,068,719

As a percentage of net sales
Fashion Apparel	45%	45%	44%
Dresses	28%	29%	29%
Handbags, Shoes and Accessories	20%	21%	22%
Beauty	5%	4%	4%
Other (1)	2%	1%	1%
Total net sales	100%	100%	100%
(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 13. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Expected merchandise returns, net	$30,515	$28,663
Advanced payments on inventory to be delivered from vendors	18,236	10,557
Prepaid marketing	5,912	5,118
Other	19,043	19,373
Total prepaid expenses and other current assets	$73,706	$63,711

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Marketing	$17,928	$15,342
Consumption taxes	7,879	7,108
Salaries and related benefits	5,433	3,779
Selling and distribution	5,383	4,761
Other	7,674	7,534
Total accrued expenses	$44,297	$38,524

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Store credit	$23,433	$18,570
Loyalty Club liability	7,620	6,463
Gift cards	5,651	5,130
Other	4,259	3,581
Total other current liabilities	$40,963	$33,744

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our co-chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our co-chief executive officer and chief financial officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to the information set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders, or the Proxy Statement.

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

(c) Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this report or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished Herewith

3.1	Certificate of Incorporation of Revolve Group, Inc.	10-Q	001-38927	3.1	August 12, 2019

3.2	Certificate of Amendment to Certificate of Incorporation of Revolve Group, Inc., as filed with the Secretary of State of the State of Delaware on June 7, 2024	8-K	001-38927	3.1	June 10, 2024

3.3	Amended and Restated Bylaws of Revolve Group, Inc.	8-K	001-38927	3.1	October 27, 2022

4.1	Specimen Common Stock Certificate of the registrant	S-1/A	333-227614	4.1	November 21, 2018

4.2	Description of Securities	10-K	001-38927	4.2	February 23, 2023

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1/A	333-227614	10.1	October 9, 2018

10.2+	Form of Registration Rights Agreement	S-1/A	333-227614	10.2	October 9, 2018

10.3+	Advance Holdings, LLC 2013 Equity Incentive Plan	S-1/A	333-227614	10.3	October 9, 2018

10.4+	Form of Option Agreement under the 2013 Advance Holdings, LLC Equity Incentive Plan	S-1/A	333-227614	10.4	October 9, 2018

10.5+	2019 Equity Incentive Plan	S-1/A	333-227614	10.5	March 14, 2019

10.6+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.6	March 14, 2019

10.7+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan	S-1/A	333-227614	10.7	March 14, 2019

10.8+	2019 Employee Stock Purchase Plan	S-1/A	333-227614	10.8	March 14, 2019

10.9+	Revolve Group, Inc. Executive Incentive Compensation Plan	S-1/A	333-227614	10.9	October 9, 2018

10.10+	Outside Director Compensation Policy	S-1/A	333-227614	10.16	October 9, 2018

10.11	Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	March 26, 2021

10.12+	Executive Employment Agreement between Eminent, Inc. and Michael Karanikolas	S-1/A	333-227614	10.12	October 9, 2018

10.13+	Executive Employment Agreement between Eminent, Inc. and Michael Mente	S-1/A	333-227614	10.13	October 9, 2018

10.14+	Executive Employment Agreement between Eminent, Inc. and Jesse Timmermans	S-1/A	333-227614	10.14	October 9, 2018

10.15	LIBOR Transition Amendment, dated as of May 11, 2023, to Amended and Restated Credit Agreement, dated as of March 23, 2021, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, the other guarantors from time to time party thereto, the lenders from time	10-Q	001-38927	10.1	August 2, 2023

to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders

10.16	First Amendment to Amended and Restated Credit Agreement, dated as of February 2, 2026, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, FWRD, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders	8-K	001-38927	10.1	February 2, 2026

19.1	Insider Trading Policy	10-K	001-38927	10.1	February 25, 2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy	10-K	001-38927	97.1	February 27, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Dated: February 25, 2026

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

Signature	Title	Date

/s/ Michael Karanikolas	Co-Chief Executive Officer and Director	February 25, 2026
Michael Karanikolas	(Principal Executive Officer)

/s/ Michael Mente	Co-Chief Executive Officer and Director	February 25, 2026
Michael Mente

/s/ Jesse Timmermans	Chief Financial Officer	February 25, 2026
Jesse Timmermans	(Principal Financial and Accounting Officer)

/s/ Melanie Cox	Director	February 25, 2026
Melanie Cox

/s/ Jennifer Baxter Moser	Director	February 25, 2026
Jennifer Baxter Moser

/s/ Oana Ruxandra	Director	February 25, 2026
Oana Ruxandra