Form 10-Q
period 2026-03-31
Revolve Group, Inc.
filed 2026-05-05
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 28, 2026, 41,412,365 shares of the registrant’s Class A common stock and 30,143,178 shares of the registrant’s Class B common stock were outstanding.

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
•
Tariffs imposed by, threatened by or increased by the U.S. or foreign governments have increased and may continue to increase the cost of our products, ignite a global trade war or otherwise have a material adverse effect on our business, financial condition and results of operations.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$335,845	$292,256
Restricted cash	—	10,943
Accounts receivable, net	26,454	16,561
Inventory	245,077	251,844
Income taxes receivable	1,950	1,717
Prepaid expenses and other current assets	78,912	73,706
Total current assets	688,238	647,027
Property and equipment (net of accumulated depreciation of $27,519 and $26,245 as of March 31, 2026 and December 31, 2025, respectively)	18,904	15,371
Right-of-use lease assets	30,072	28,832
Intangible assets, net	2,481	2,410
Goodwill	2,042	2,042
Other assets	39,905	29,560
Deferred income taxes	39,759	39,759
Total assets	$821,401	$765,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,021	$56,409
Income taxes payable	4,643	1,357
Accrued expenses	51,664	44,297
Returns reserve	81,787	76,985
Current lease liabilities	10,851	10,534
Other current liabilities	50,620	40,963
Total current liabilities	270,586	230,545
Non-current lease liabilities	22,564	21,921
Total liabilities	293,150	252,466
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 41,370,873 and 40,861,973 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	41	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 30,159,150 and 30,509,949 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	30	30
Additional paid-in capital	145,209	144,249
Retained earnings	381,816	368,215
Non-controlling interest	1,155	—
Total stockholders’ equity	528,251	512,535
Total liabilities and stockholders’ equity	$821,401	$765,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$342,880	$296,709
Cost of sales	162,265	142,423
Gross profit	180,615	154,286
Operating expenses:
Fulfillment	10,772	9,358
Selling and distribution	57,699	49,956
Marketing	54,226	42,402
General and administrative	42,263	37,882
Total operating expenses	164,960	139,598
Income from operations	15,655	14,688
Equity earnings in unconsolidated subsidiaries	(136)	—
Other income, net	(2,676)	(893)
Income before income taxes	18,467	15,581
Provision for income taxes	4,709	4,175
Net income	13,758	11,406
Less: Net loss attributable to non-controlling interest	594	413
Net income attributable to Revolve Group, Inc. stockholders	$14,352	$11,819
Earnings per share of Class A and Class B common stock:
Basic	$0.20	$0.17
Diluted	$0.20	$0.16
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,458	71,256
Diluted	72,351	72,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$13,758	$11,406
Other comprehensive (loss) income:
Cumulative translation adjustment	(751)	1,958
Total other comprehensive (loss) income	(751)	1,958
Total comprehensive income	13,007	13,364
Less: Comprehensive income attributable to non-controlling interest	—	(35)
Comprehensive income attributable to Revolve Group, Inc. stockholders	$13,007	$13,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$13,758	$11,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,349	1,018
Rental product depreciation	560	351
Gain on sale of rental product	(250)	—
Equity-based compensation	3,249	2,753
Equity earnings in unconsolidated subsidiaries	(136)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,893)	(6,482)
Inventories	6,767	15,555
Income taxes receivable	(233)	73
Prepaid expenses and other current assets	(5,206)	(4,513)
Other assets	11	(3,989)
Accounts payable	14,612	12,256
Income taxes payable	3,286	2,639
Accrued expenses	7,367	(559)
Returns reserve	4,802	8,866
Right-of-use lease assets and current and non-current lease liabilities	(280)	37
Other current liabilities	9,657	5,734
Net cash provided by operating activities	49,420	45,145
Investing activities:
Purchases of property and equipment	(4,953)	(1,779)
Purchases of rental product	—	(562)
Proceeds from sale of rental product	434	—
Investment in equity method investees	(10,964)	—
Net cash used in investing activities	(15,483)	(2,341)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(540)	(531)
Net cash used in financing activities	(540)	(531)
Effect of exchange rate changes on cash and cash equivalents	(751)	1,958
Net increase in cash and cash equivalents	32,646	44,231
Cash, cash equivalents and restricted cash, beginning of period	303,199	256,600
Cash, cash equivalents and restricted cash, end of period	$335,845	$300,831
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$1,830	$468
Operating leases	$3,585	$2,841
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$3,500	$6,096

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

Note 2. Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated interim financial information has been prepared in accordance with Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles, or GAAP, in the United States can be condensed or omitted. These financial statements have been prepared on the same basis as our annual audited financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 or for any other interim period or for any other future year. All intercompany transactions and balances have been eliminated in consolidation. Our fiscal year ends on December 31 of each year.

The accompanying unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2025 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 25, 2026.

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

The following table presents a roll-forward of our sales return reserve for the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$76,985	$69,661
Returns	(425,489)	(376,814)
Provisions	430,291	385,680
Ending balance	$81,787	$78,527

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.3 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

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

Rental Product, Net

We rent a limited quantity of our product assortment, primarily handbags, to customers through a consignment agreement with a third party. We consider rental product to be a long-term productive asset and classify it as other assets within the Company’s condensed consolidated balance sheets.

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of March 31, 2026, rental product, net amounted to $1.9 million and was included within other assets. Rental product depreciation was $0.6 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

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

Equity Method Investment

On January 1, 2026, we acquired a 48% equity interest in a privately held apparel company for approximately $11.0 million in cash. This transaction was accounted for as equity method investment, reflecting our ability to exercise significant influence over the investee without a controlling financial interest, and is recorded within other assets.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted for our proportionate share of the investee’s net income or loss and distributions received.

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

Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 320‑40), which requires additional disclosures around specific expense categories in the notes to the financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that this new guidance may have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued Accounting Standards Update, or ASU, 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal-Use Software, which replaces the previous project-stage model with a principles-based approach for capitalizing internal-use software costs. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that this new guidance may have on our consolidated financial statements and related disclosures.

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

Note 3. Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031, adjust the eligible inventory component of the borrowing base, amend certain of the reporting obligations and provide additional flexibility under certain of the negative covenants. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of March 31, 2026 and December 31, 2025.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2026. As of March 31, 2026, approximately 8.0 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the three months ended March 31, 2026 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2026	4,775,949	$17.06	6.7	$68,926
Granted	254,562	25.51	9.9
Exercised	(70,243)	12.23	—
Forfeited	(10,790)	24.03	—
Expired	(11,123)	21.21	—
Balance at March 31, 2026	4,938,355	17.54	6.7	36,359
Exercisable at March 31, 2026	1,827,105	18.43	4.8	15,319
Vested and expected to vest	3,905,083	18.64	6.5	26,842

RSU award activity for the three months ended March 31, 2026 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2026	134,606	$22.43	1.8	$4,064
Granted	145,387	25.13	—
Released	(143,201)	25.16	—
Forfeited	—	—	—
Unvested at March 31, 2026	136,792	22.43	1.4	3,093

There were 254,562 options and 145,387 RSUs granted during the three months ended March 31, 2026. The weighted average grant-date fair value of options and RSUs granted during the three months ended March 31, 2026 was $13.73 per share and $25.13 per share, respectively.

As of March 31, 2026, there was $15.4 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.5 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of March 31, 2026, we had $1.8 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.7 years. As of March 31, 2026, we had unrecognized stock-based compensation expense of $6.8 million for the operational milestones that were considered not probable of achievement. During the three months ended March 31, 2026 and 2025, we recorded stock-based compensation expense of $0.5 million and $0.1 million, respectively, related to the 2023 Performance Option Awards.

2026 Performance Option Awards

On March 1, 2026, the Company granted an aggregate of 119,246 performance-based options to certain employees and members of management with an exercise price of $25.16 and a grant-date fair value of $13.13. We refer to these option awards as the 2026 Performance Option Awards. The 2026 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of March 31, 2026, we had $1.1 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.6 years. As of March 31, 2026, we had unrecognized stock-based compensation expense of $0.4 million for the operational milestones that were considered not probable of achievement. During the three months ended March 31, 2026, we recorded stock-based compensation expense of $0.1 million, related to the 2026 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $3.2 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. There was an excess income tax benefit of $0.2 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for both the three months ended March 31, 2026 and 2025.

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

Tax Contingencies

We are subject to income taxes in the United States, the United Kingdom, or UK, Philippines, Netherlands and Canada. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. Our provision for income taxes does not include any reserve provision because we believe that all of our tax positions are highly certain.

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

During the first quarter of 2026, we accrued $0.5 million to general and administrative expenses for estimated losses and legal fees related to a pending legal matter. While the outcome of this matter cannot be predicted with certainty, we do not believe it will have a material adverse effect on our financial condition or results of operations.

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$18,467	$15,581
Provision for income taxes	4,709	4,175
Effective tax rate	25.5%	26.8%

The decrease in the effective tax rate for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the prior year increase in valuation allowance against deferred tax assets, which did not recur in the current period.

In October 2021, the Organization for Economic Co-operation and Development, or OECD, issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the U.S. has not adopted the Pillar Two rules, various other governments around the world are enacting legislation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the fifteen percent global minimum tax for taxable years beginning on or after January 1, 2026. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modified certain tax provisions that had an impact on our tax liability and financial condition.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,371,922	$71	$144,249	$368,215	$—	$512,535
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	158,101	—	(540)	—	—	(540)
Equity-based compensation	—	—	3,249	—	—	3,249
Cumulative translation adjustment	—	—	—	(751)	—	(751)
Issuance of non-controlling interest at fair value	—	—	(1,749)	—	1,749	—
Net income (loss)	—	—	—	14,352	(594)	13,758
Ending balance	71,530,023	$71	$145,209	$381,816	$1,155	$528,251

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,200,480	$72	$133,046	$305,070	$(403)	$437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	132,132	—	(531)	—	—	(531)
Equity-based compensation	—	—	2,753	—	—	2,753
Cumulative translation adjustment	—	—	—	1,958	—	1,958
Net income (loss)	—	—	—	11,819	(413)	11,406
Ending balance	71,332,612	$72	$135,268	$318,847	$(816)	$453,371

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

No shares were repurchased during the three months ended March 31, 2026 and 2025.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$7,939	$5,819	$6,429	$4,977
Net loss attributable to non-controlling interest	343	251	233	180
Net income attributable to common stockholders — basic	8,282	6,070	6,662	5,157
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	6,070	—	5,157	—
Reallocation of undistributed earnings to Class B common stock	—	102	—	94
Net income attributable to common stockholders — diluted	$14,352	$6,172	$11,819	$5,251
Denominator
Weighted average shares used to compute earnings per share — basic	41,235	30,223	40,164	31,092
Conversion of Class B to Class A common stock outstanding	30,223	—	31,092	—
Effect of dilutive stock options and RSUs	893	893	1,015	1,015
Weighted average number of shares used to compute earnings per share — diluted	72,351	31,116	72,271	32,107
Earnings per share:
Basic	$0.20	$0.20	$0.17	$0.17
Diluted	$0.20	$0.20	$0.16	$0.16

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options to purchase Class A and Class B common stock, and RSUs	1,253	968

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-founders and co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three months ended March 31, 2026 and 2025, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended March 31,
Net sales	2026	2025
REVOLVE	$293,243	$254,395
FWRD	49,637	42,314
Total	$342,880	$296,709

Cost of sales
REVOLVE	$133,716	$115,610
FWRD	28,549	26,813
Total	$162,265	$142,423

Gross profit
REVOLVE	$159,527	$138,785
FWRD	21,088	15,501
Total	$180,615	$154,286

The following table presents net sales by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$273,989	$239,243
Rest of the world (1)	68,891	57,466
Total	$342,880	$296,709

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net Sales
Fashion Apparel	$162,255	$138,313
Dresses	95,119	82,189
Handbags, Shoes and Accessories	65,487	59,989
Beauty	16,220	13,276
Other (1)	3,799	2,942
Total net sales	$342,880	$296,709

As a percentage of net sales
Fashion Apparel	47%	47%
Dresses	28%	28%
Handbags, Shoes and Accessories	19%	20%
Beauty	5%	4%
Other (1)	1%	1%
Total net sales	100%	100%

(1)
Includes deferred revenue, shipping revenue, rental product revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Expected merchandise returns, net	$32,972	$30,515
Advanced payments on inventory to be delivered from vendors	19,451	18,236
Prepaid marketing	7,777	5,912
Other	18,712	19,043
Total prepaid expenses and other current assets	$78,912	$73,706

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Marketing	$26,926	$17,928
Consumption taxes	8,811	5,433
Salaries and related benefits	5,801	7,879
Selling and distribution	4,409	5,383
Other	5,717	7,674
Total accrued expenses	$51,664	$44,297

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Store credit	$25,420	$23,433
Loyalty Club liability	8,519	7,620
Gift cards	4,903	5,651
Other	11,778	4,259
Total other current liabilities	$50,620	$40,963

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
•
geopolitical tensions, wars, and their impact on global economic conditions, supply chains and consumer demand;
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

	Three Months Ended March 31,
	2026	2025
	(in thousands, except average order value and percentages)
Gross margin	52.7%	52.0%
Adjusted EBITDA	$21,062	$19,299
Free cash flow	$44,901	$42,804
Active customers	2,926	2,703
Total orders placed	2,581	2,308
Average order value	$298	$295

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

A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$13,758	$11,406
Excluding:
Other income, net	(2,676)	(893)
Provision for income taxes	4,709	4,175
Depreciation and amortization	1,349	1,018
Equity-based compensation	3,249	2,753
Transaction costs(1)	223	840
Non-routine items(2)	450	—
Adjusted EBITDA	$21,062	$19,299

(1)	Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)	Non-routine items in the three months ended March 31, 2026 represent an accrual for a pending legal matter.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash used in financing activities, for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$49,420	$45,145
Purchases of property and equipment	(4,953)	(1,779)
Purchases of rental product, net of proceeds from the sale of rental product	434	(562)
Free cash flow	$44,901	$42,804
Net cash used in investing activities	$(15,483)	$(2,341)
Net cash used in financing activities	$(540)	$(531)

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

Active customers increased during the period ended March 31, 2026 compared to the same period in 2025 primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts.

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

Total orders placed increased in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts.

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

Average order value increased in the three months ended March 31, 2026, relative to the same period in 2025, primarily due to an increase in average selling price, partially offset by a decrease in units per order.

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

For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. At various points in 2025, the total tariff rate on our goods imported from China briefly reached 145.0%, before eventually decreasing to the current level of 10%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product. In addition, U.S. tariffs on goods imported from certain other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025 and higher reciprocal tariff rates at certain points in time for many U.S. trading partners including Japan, Turkey, Indonesia and India.

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

Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are reinstated or are increased further, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted

We have and continue to undertake a series of actions and initiatives to mitigate the impact of heightened tariffs, including cost-sharing discussions with our owned brand manufacturing partners, diversifying our owned brand manufacturing sources outside of China, partnering with our third-party brands to mitigate the impact of tariffs, optimizing our product import logistics, selectively increasing prices for our products and further optimizing our supply chain. However, our mitigation efforts may be costly and may not yield near-term results or be as effective as we intend, or at all, and may have other negative impacts on our business, operations and financial condition. See the sections titled “Risk Factors—Risks Related to Our Business and Industry—Tariffs imposed by the U.S. or foreign governments or a global trade war has increased and may in the future continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations” and “—We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.”

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

Inventory Management

We leverage our platform and technology to buy and manage our inventory, including merchandise assortment and fulfillment center optimization. We utilize a data-driven “read and react” buying process to merchandise and curate the latest on-trend fashion. We generally make shallow initial inventory buys and then use our proprietary technology tools to identify and re-order best sellers, taking into account customer feedback across a variety of key metrics, which allows us to manage inventory and fashion risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and frequently before apparel trends are confirmed. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the normal course of business, we incur inventory valuation adjustments, which impact our gross margin. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new categories will require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin.

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

The REVOLVE segment contributes to a majority of our net sales, representing 85.5% and 85.7% of our net sales for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, REVOLVE generated $293.2 million and $254.4 million in net sales, respectively, representing an increase of 15.3%. The net sales increase in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of orders shipped, a lower proportion of returned purchases and an increase in average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 14.5% and 14.3% of our net sales for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, FWRD generated $49.6 million and $42.3 million in net sales, respectively, representing an increase of 17.3%. The net sales increase in the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of orders shipped, an increase in average order value and a lower proportion of returned purchases.

Net sales to customers in the United States contributed to 79.9% and 80.6% of our net sales for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, net sales to customers in the United States were $274.0 million and $239.2 million, respectively, representing an increase of 14.5%.

Net sales to customers outside of the United States contributed to 20.1% and 19.4% of our net sales for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, net sales to customers outside of the United States were $68.9 million and $57.5 million, respectively, representing an increase of 19.9%.

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

Other Income, Net

Other income, net consists primarily of interest income on our money market funds, foreign currency exchange gains and losses, and fees associated with our line of credit.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net sales	$342,880	$296,709
Cost of sales	162,265	142,423
Gross profit	180,615	154,286
Operating expenses:
Fulfillment expenses	10,772	9,358
Selling and distribution expenses	57,699	49,956
Marketing expenses	54,226	42,402
General and administrative expenses	42,263	37,882
Total operating expenses	164,960	139,598
Income from operations	15,655	14,688
Other income, net	(2,676)	(893)
Income before income taxes	18,467	15,581
Provision for income taxes	4,709	4,175
Net income	$13,758	$11,406

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	47.3%	48.0%
Gross profit	52.7%	52.0%
Operating expenses:
Fulfillment expenses	3.1%	3.2%
Selling and distribution expenses	16.8%	16.8%
Marketing expenses	15.8%	14.3%
General and administrative expenses	12.4%	12.8%
Total operating expenses	48.1%	47.1%
Income from operations	4.6%	4.9%
Other income, net	(0.8%)	(0.3%)
Income before income taxes	5.4%	5.2%
Provision for income taxes	1.4%	1.4%
Net income	4.0%	3.8%

Comparison of the Three Months Ended March 31, 2026 and 2025

Net Sales

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Net sales	$342,880	$296,709	$46,171	15.6%

The increase in net sales for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a 11.8% increase in the number of orders shipped, a lower proportion of returned purchases and a 1.0% increase in the average order value.

Net sales in the REVOLVE segment increased 15.3% to $293.2 million in the three months ended March 31, 2026 as compared to net sales of $254.4 million in the same period in 2025. Net sales in the FWRD segment increased 17.3% to $49.6 million in the three months ended March 31, 2026 as compared to net sales of $42.3 million in the same period in 2025.

Cost of Sales

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of sales	$162,265	$142,423	$19,842	13.9%
Percentage of net sales	47.3%	48.0%

The increase in cost of sales for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in net sales. The decrease in cost of sales as a percentage of net sales was primarily due to shallower markdowns within markdown sales and a lower mix of third-party brand sales, partially offset by a lower percentage of full price sales.

Fulfillment Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Fulfillment expenses	$10,772	$9,358	$1,414	15.1%
Percentage of net sales	3.1%	3.2%

The increase in fulfillment expenses for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of units processed. The decrease in fulfillment expenses as a percentage of net sales was primarily due to a lower proportion of returned purchases.

Selling and Distribution Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Selling and distribution expenses	$57,699	$49,956	$7,743	15.5%
Percentage of net sales	16.8%	16.8%

The increase in selling and distribution expenses for the three months ended March 31, 2026, as compared to the same period in 2025, was due to increases in orders placed and net sales that resulted in a $5.3 million increase in shipping and handling costs, a $1.8 million increase in merchant processing fees and a $0.6 million increase in other selling expenses. Selling and distribution expenses as a percentage of net sales were flat as compared to the three months ended March 31, 2025, as higher shipping rates were offset by a lower proportion of returned purchases and an increase in average order value.

Marketing Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Marketing expenses	$54,226	$42,402	$11,824	27.9%
Percentage of net sales	15.8%	14.3%

The increase in marketing expenses for the three months ended March 31, 2026, as compared to the same period in 2025, was due to a $6.3 million increase in performance marketing expense and a $5.5 million increase in brand marketing expense. The increase in marketing expenses as a percentage of net sales was primarily due to incremental marketing investments to support various growth initiatives, including the launch of our first-ever namesake label, REVOLVE Los Angeles, within our owned brand assortment.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
General and administrative expenses	$42,263	$37,882	$4,381	11.6%
Percentage of net sales	12.4%	12.8%

The increase in general and administrative expenses for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a $2.0 million increase in salaries and related benefits and equity-based compensation expense, a $0.4 million increase related to professional services and other occupancy costs and a $2.0 million increase in other operating expenses to support business growth. The decrease in general and administrative expenses as a percentage of net sales was driven by scale efficiencies with growth in net sales outpacing growth in general and administrative expenses.

Income Taxes

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Income before income taxes	$18,467	$15,581
Provision for income taxes	4,709	4,175
Effective tax rate	25.5%	26.8%

The decrease in the effective tax rate for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the prior year increase in valuation allowance against deferred tax assets, which did not recur in the current period.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$335,845	$292,256
Accounts receivable, net	26,454	16,561
Working capital(1)	417,652	416,482

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of March 31, 2026, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, and to a much lesser extent, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031, adjust the eligible inventory component of the borrowing base, amend certain of the reporting obligations and provide additional flexibility under certain of the negative covenants. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of March 31, 2026 and December 31, 2025.

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

Historical Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$49,420	$45,145
Net cash used in investing activities	(15,483)	(2,341)
Net cash used in financing activities	(540)	(531)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the three months ended March 31, 2026, we generated $49.4 million of operating cash flow as compared to $45.1 million for the same period in 2025. The increase in our operating cash flow was primarily due to higher net income adjusted for certain non-cash items and favorable impact from changes in working capital.

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

Net cash used in investing activities was $15.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to a $11.0 million investment in an equity method investee made during the three months ended March 31, 2026.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options, tax withholdings on share-based payment awards and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $0.5 million for both the three months ended March 31, 2026 and 2025, and was primarily attributable to tax withholdings on share-based payment awards, partially offset by proceeds from the exercise of stock options.

Contractual Obligations

As of March 31, 2026, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities and retail stores. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results are subject to macroeconomic conditions and trends and their direct and indirect impacts on consumer discretionary spending in the markets in which we operate. Some of the factors and events that have negatively influenced consumer spending, and may do so in the future, include inflationary pressures, fluctuating interest rates and credit availability, tariffs and global trade instability, public health crises, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, reductions in home values, home foreclosures, resumption of student loan payments, increases in mortgage rates and rents, adverse developments affecting the financial services industry, government shutdowns, labor strikes, fears of recession, fluctuating currency exchange rates, fluctuating fuel and other energy costs, fluctuating commodity prices, wars and conflicts, other geopolitical tensions, negative consumer sentiment toward U.S.-made products in our international markets, general uncertainty regarding the overall future political and economic environment, and social unrest. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, tropical storms and wildfires. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty when disposable income is reduced or when there is a reduction in consumer confidence.

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

Tariffs imposed by, threatened by or increased by the U.S. or foreign governments have increased and may continue to increase the cost of our products, ignite a global trade war or otherwise have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has in the past made, and may in the future make, significant changes in U.S. trade policy and has taken certain actions that could negatively impact our business, including imposing, increasing and threatening tariffs on certain goods we import into the United States. In retaliation, China and other countries have in the past also implemented, and may in the future implement, their own tariffs or other trade restrictions on a wide range of American products.

For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China, from which we source a significant portion of our products, subject to certain exceptions. At various points in 2025, the total tariff rate on our goods imported from China briefly reached 145.0%, before eventually decreasing to the current level of 10%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline HTS tariffs, which vary by product. In addition, U.S. tariffs on goods imported from certain other countries from which we source products included an incremental reciprocal tariff of 10% imposed since April 2025 and higher reciprocal tariff rates at certain points in time for many U.S. trading partners including Japan, Turkey, Indonesia and India.

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the IEEPA to impose tariffs on global trade partners, effective immediately. The impact of this decision on previous tariffs that we have paid, including whether, when or how we will be able to collect refunds for these previous payments, remains undetermined while the Court of International Trade considers such matters in accordance with the Supreme Court ruling.

Heightened tariffs, particularly on Chinese goods, directly impact our owned brand products and, to a lesser extent, a limited number of third-party branded products for which we are the importer of record. In addition, we face various indirect exposures to the effects of heightened tariffs from other third-party brands. If U.S. tariffs on China or other countries from which we source products are reinstated under alternative authorities or are increased further, it will increase our cost of sales and may also increase the price of our products. Raising prices of our products could adversely impact customer demand. In addition, heightened tariffs may adversely impact our ability to acquire products on acceptable terms and may also adversely impact global logistics, which may result in our inability to purchase sufficient inventory to meet customer demand and in turn materially and adversely impact our net sales. Furthermore, these and future changes in trade policy may adversely impact the macroeconomic environment, consumer sentiment and international demand if consumers outside of the United States boycott U.S. retailers. If we are not able to adjust our inventory levels and our inventory assortment in response to reduced customer demand, our gross margin may be adversely impacted.

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

Any failure to manage owned brand expansion or accurately forecast demand for owned brands could adversely affect growth, margins and inventory levels. In addition, our ability to meet customer demand may be negatively impacted by a shortage in inventory or appropriate assortment due to reduced inventory purchases or disruptions in the supply chain. Historically, a majority of our owned brand products and a substantial portion of the products we source from third parties have been manufactured in China. Various factors and events outside of our control impact our supply chain and may delay or prevent our manufacturing and may also increase the cost to manufacture or transport product that is sourced in China or other countries. In addition, the worsening of U.S. relations with China or other countries, increased tariffs and global trade instability could also negatively impact our supply chain and cost to source from China and other countries. While we seek to further diversify our supply chain and sourcing, we may not be able to diversify in a cost-effective manner, or at all, for example as a result of the threatened or actual imposition of future tariffs, which may materially and adversely affect our business, financial condition and operating results. In addition, the supply chain worldwide has in the past been, and may in the future be, negatively impacted by events such as wars and geopolitical tensions, tariffs, public health crises, labor shortages and other factors, and diversification of the supply chain and sourcing therefore may not yield the targeted benefits.

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

A significant portion of our customers’ experience depends on third parties outside of our control, including vendors, suppliers and logistics providers such as UPS, FedEx, DHL and OnTrac. If these third parties do not meet our or our customers’ expectations, our business may suffer irreparable damage. In addition, macroeconomic events have negatively impacted and may continue to impact the global supply chain. If our third-party service providers are negatively impacted and they are not able to meet our or our customers’ expectations or if rates increase, our operating results and our brand may be negatively impacted. In addition, maintaining and enhancing relationships with third-party brands may require us to make substantial investments and these investments may not be successful. Also, if we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our vendors, which we may not do successfully.

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

We obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As eCommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also use paid and non-paid advertising. We acquire and retain customers through paid search and product listing ads, affiliate marketing, paid social media marketing, retargeting, personalized email and SMS marketing and mobile “push” communications through our mobile apps. The recent introduction of AI and LLMs within search and other marketing channels is changing consumer search behavior and may impact our ability to cost effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality. If we are unable to adapt to this and similar changes, our net sales growth and profitability may be adversely affected. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

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

We primarily rely on a limited number of major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets, including as a consequence of wars and geopolitical tensions, has in the past resulted and may continue to result in higher fuel prices, which many shipping companies pass on to their customers by increasing fuel surcharges. We have experienced such increased shipping costs, and may experience increasing shipping costs in the future. We have not historically passed on such increased costs to our customers, which may adversely impact our operating results. If we were to pass such cost increases on to our customers in the future, it could adversely impact the demand for our products and we may therefore not be able to pass on such cost increases.

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

We operate three primary fulfillment centers located in California and Pennsylvania. We expect that our current capacity in these facilities will support our near-term growth plans. Over the long term, we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or to effectively control expansion-related expenses, our business, prospects, financial condition and operating results could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated. Many of the expenses and investments with respect to our fulfillment centers are fixed and any expansion of our fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations. We may incur such expenses or make such investments in advance of expected sales and such expected sales may not occur.

Our failure to adequately and effectively staff our fulfillment centers, with our own employees or through third parties, could adversely affect our customer experience and operating results.

We operate three primary fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, labor shortages, regulatory changes and other business limitations and restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to public health crises have in the past and may in the future, adversely impacted our ability to staff our fulfillment centers. If government authorities increase regulation or impose new restrictions on businesses due to public health crises or otherwise, including ones that would require closure of our fulfillment centers or adversely impact our ability to hire and retain sufficient staff, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

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

As part of our long-term growth plans, we have and may continue to acquire, invest in or partner with additional businesses, assets and technologies, and enter into commercial collaborations, which we believe could further complement or expand our business. Entry into certain transactions with foreign entities may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. Such transactions may divert management’s time and focus from operating our business, whether or not they are ultimately completed, and they also may require us to spend a substantial portion of our available cash, incur debt or other liabilities, amortize expenses related to intangible assets or incur write-offs of goodwill or other assets. In addition, integrating acquired businesses or technologies is risky. Completed and future transactions may result in unforeseen operational difficulties and expenditures associated with:

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

Operating and doing business in China and using Chinese-owned social media platforms as tools for marketing, messaging and transacting with our customers in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, and China’s relationship with the United States, is fluid and unpredictable. Our ability to operate and do business in China and use Chinese-owned social media platforms may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, custom duties, social media, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “—Tariffs imposed by, threatened by or increased by the U.S. or foreign governments have increased and may continue to increase the cost of our products, ignite a global trade war or otherwise have a material adverse effect on our business, financial condition and results of operations.”

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

We collect and maintain significant amounts of personal data and other data relating to our customers and employees. A variety of federal, state and international laws and regulations, and certain industry standards, govern or apply to our collection, use, retention, sharing, transfer and security of consumer data. We are subject to certain laws, regulations, contractual obligations and industry standards (including, for example, the PCI-DSS) relating to privacy, data protection, information security and consumer protection, including California’s Consumer Legal Remedies Act and unfair competition and false advertising laws, which are evolving and subject to potentially differing interpretations. Separately, for example, the Department of Justice has issued a final rule that took effect in April 2025 and imposes limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. The requirements of these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices likely have not complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our privacy policies or with any federal, state or international laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other actual or alleged legal or contractual obligations relating to privacy, data protection, information security, consumer protection or the collection, use, retention, sharing, transfer and security of consumer data could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease or modify our use of certain data sets. Any actual or alleged claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Additionally, any failure by us to comply with the PCI-DSS may violate payment card association operating rules, applicable laws and regulations, and contractual obligations to which we are subject. Any such failure to comply with the PCI-DSS also may subject us to fines, penalties, damages, and civil liability, or the loss of our ability to accept credit and debit card payments, any of which may materially adversely affect our business, financial condition and operating results.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The United States and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Regulation of the use of these cookies and other online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such technologies, could increase our costs of operations and limit our ability to track trends, optimize our product assortment or acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and has implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. This transparency framework was launched in April 2021. This transparency framework has and may continue to negatively impact the effectiveness of our advertising practices. Apple Inc. introduced new SDK privacy controls in 2023 that it integrated into iOS 17, including new protections designed to limit tracking or identification of user devices. Apple Inc. has also updated Apple Mail, including automated inbox categorization, sender-level grouping, and AI-generated email previews. These changes may reduce the visibility and engagement rates of our email communications and may adversely impact our ability to reach customers effectively through the email channel. In February 2022, Google announced its Privacy Sandbox initiative for Android, a multi-year effort expected to restrict tracking activity and limit advertisers’ ability to collect app and user data across Android devices. Google began rolling out the Privacy Sandbox on January 4, 2024, and in July 2024, announced its change from a previously-announced plan to phase out third-party cookies in the second half of 2024. Google subsequently pivoted to a model offering a user third-party cookie choice mechanism and has retired certain Privacy Sandbox technologies.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of March 31, 2026, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 42% of the outstanding shares of common stock and collectively controlled approximately 88% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

There were no shares of our Class A common stock repurchased during the three months ended March 31, 2026. As of March 31, 2026, the approximate dollar value of shares that may yet be repurchased under the existing stock repurchase program was $55.6 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 5, 2026, Jesse Timmermans, our chief financial officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of (i) up to 197,714 shares of our Class A common stock and (ii) the number of shares of our Class A common stock having a value of up to $500,000 upon the vesting of certain RSUs, which RSUs are expected to be granted as fully vested RSUs on March 1, 2027, assuming the satisfaction of certain performance conditions under our 2026 bonus plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 12, 2027, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date	Filed/ Furnished Herewith

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of February 2, 2026, by and among Alliance Apparel Group, Inc., Eminent, Inc., Advance Development, Inc, Revolve Group, Inc., Twist Holdings, LLC, FWRD, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders.	8-K	001-38927	10.1	February 4, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Date: May 5, 2026