Form 10-Q
period 2026-06-30
Revolve Group, Inc.
filed 2026-08-04
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 28, 2026, 41,061,483 shares of the registrant’s Class A common stock and 30,023,937 shares of the registrant’s Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$311,571	$292,256
Restricted cash	—	10,943
Accounts receivable, net	31,085	16,561
Inventory	275,750	251,844
Income taxes receivable	6,457	1,717
Prepaid expenses and other current assets	79,805	73,706
Total current assets	704,668	647,027
Property and equipment (net of accumulated depreciation of $29,102 and $26,245 as of June 30, 2026 and December 31, 2025, respectively)	19,799	15,371
Right-of-use lease assets	27,746	28,832
Intangible assets, net	2,767	2,410
Goodwill	2,042	2,042
Other assets	46,059	29,560
Deferred income taxes	39,759	39,759
Total assets	$842,840	$765,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,541	$56,409
Income taxes payable	683	1,357
Accrued expenses	50,823	44,297
Returns reserve	80,098	76,985
Current lease liabilities	11,220	10,534
Other current liabilities	54,426	40,963
Total current liabilities	283,791	230,545
Non-current lease liabilities	19,648	21,921
Total liabilities	303,439	252,466
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 41,061,408 and 40,861,973 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	41	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 30,023,937 and 30,509,949 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	30	30
Additional paid-in capital	147,789	144,249
Retained earnings	390,322	368,215
Non-controlling interest	1,219	—
Total stockholders’ equity	539,401	512,535
Total liabilities and stockholders’ equity	$842,840	$765,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$347,405	$308,971	$690,285	$605,680
Cost of sales	150,740	141,909	313,005	284,332
Gross profit	196,665	167,062	377,280	321,348
Operating expenses:
Fulfillment	11,595	9,828	22,367	19,186
Selling and distribution	62,121	53,794	119,820	103,750
Marketing	57,491	47,109	111,717	89,511
General and administrative	43,358	38,328	85,621	76,210
Total operating expenses	174,565	149,059	339,525	288,657
Income from operations	22,100	18,003	37,755	32,691
Equity earnings in unconsolidated subsidiaries	(499)	—	(635)	—
Other (income) expense, net	(2,265)	2,913	(4,941)	2,020
Income before income taxes	24,864	15,090	43,331	30,671
Provision for income taxes	6,241	5,079	10,950	9,254
Net income	18,623	10,011	32,381	21,417
Less: Net (income) loss attributable to non-controlling interest	(64)	150	530	563
Net income attributable to Revolve Group, Inc. stockholders	$18,559	$10,161	$32,911	$21,980
Earnings per share of Class A and Class B common stock:
Basic	$0.26	$0.14	$0.46	$0.31
Diluted	$0.26	$0.14	$0.46	$0.30
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,313	71,283	71,385	71,270
Diluted	71,998	71,898	72,174	72,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$18,623	$10,011	$32,381	$21,417
Other comprehensive (loss) income:
Cumulative translation adjustment	(75)	3,502	(826)	5,460
Total other comprehensive (loss) income	(75)	3,502	(826)	5,460
Total comprehensive income	18,548	13,513	31,555	26,877
Less: Comprehensive income (loss) attributable to non-controlling interest	64	159	(530)	124
Comprehensive income attributable to Revolve Group, Inc. stockholders	$18,484	$13,354	$32,085	$26,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$32,381	$21,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,009	2,388
Rental product depreciation	1,007	775
Gain on sale of rental product	(333)	—
Equity-based compensation	5,547	5,057
Loss on disposal of subsidiary	—	2,425
Equity earnings in unconsolidated subsidiaries	(635)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,524)	(9,014)
Inventories	(23,906)	7,281
Income taxes receivable	(4,740)	44
Prepaid expenses and other current assets	(6,099)	1,774
Other assets	(2,559)	(5,660)
Accounts payable	30,132	11,625
Income taxes payable	(674)	(4)
Accrued expenses	6,526	5,862
Returns reserve	3,113	5,825
Right-of-use lease assets and current and non-current lease liabilities	(501)	75
Other current liabilities	13,463	7,895
Net cash provided by operating activities	41,207	57,765
Investing activities:
Purchases of property and equipment	(7,794)	(3,986)
Purchases of rental product	—	(1,368)
Proceeds from sale of rental product	555	—
Cash divested upon disposal of subsidiary	—	(1,657)
Investments in unconsolidated entities	(14,534)	—
Net cash used in investing activities	(21,773)	(7,011)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(258)	(357)
Repurchases of Class A common stock	(9,978)	(1,741)
Net cash used in financing activities	(10,236)	(2,098)
Effect of exchange rate changes on cash and cash equivalents	(826)	5,460
Net increase in cash and cash equivalents	8,372	54,116
Cash, cash equivalents and restricted cash, beginning of period	303,199	256,600
Cash, cash equivalents and restricted cash, end of period	$311,571	$310,716
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$16,554	$8,623
Operating leases	$7,191	$5,761
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$3,500	$6,096

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

The following table presents a roll-forward of our sales return reserve for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$81,787	$78,527	$76,985	$69,661
Returns	(464,583)	(421,391)	(890,072)	(798,205)
Provisions	462,894	418,350	893,185	804,030
Ending balance	$80,098	$75,486	$80,098	$75,486

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.3 million for both the three months ended June 30, 2026 and 2025, and $2.6 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of June 30, 2026, rental product, net amounted to $1.4 million and was included within other assets. Rental product depreciation was $0.4 million for both the three months ended June 30, 2026 and 2025, and was $1.0 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

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

Wholesale Revenues

Beginning in the second quarter of 2026, we began selling a limited assortment of products through wholesale channels. Wholesale revenues are recognized when control of the products transfers to the customer, which generally occurs upon shipment.

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

Equity Method Investment

On January 1, 2026, we acquired a 48% equity interest in a privately held apparel company for approximately $11.0 million in cash. This transaction was accounted for as an equity method investment, reflecting our ability to exercise significant influence over the investee without a controlling financial interest, and is recorded within other assets.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted for our proportionate share of the investee’s net income or loss and distributions received.

Disposal of Subsidiary

During the second quarter of 2024, pursuant to a decision rendered by the Commercial Court of Paris, Revolve Group, Inc. acquired the business of Alexandre Vauthier, a French luxury fashion brand, for $0.4 million. The acquisition was made through L.A. Rive Droite, a newly incorporated French joint stock company. Under the terms of the agreement, Revolve Group owned an 80% interest and Mr. Alexandre Vauthier owned the remaining 20% interest in L.A. Rive Droite.

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

Accounting Pronouncements Not Yet Effective

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220‑40), which requires additional disclosures around specific expense categories in the notes to the financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that this new guidance may have on our consolidated financial statements and related disclosures.

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

Note 3. Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031, adjust the eligible inventory component of the borrowing base, amend certain of the reporting obligations and provide additional flexibility under certain of the negative covenants. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of June 30, 2026 and December 31, 2025.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2026. As of June 30, 2026, approximately 8.0 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the six months ended June 30, 2026 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2026	4,775,949	$17.06	6.7	$68,926
Granted	304,066	24.97	9.5
Exercised	(104,053)	11.37	—
Forfeited	(63,799)	22.68	—
Expired	(12,636)	23.02	—
Balance at June 30, 2026	4,899,527	17.59	6.5	36,962
Exercisable at June 30, 2026	1,898,380	18.58	4.6	15,835
Vested and expected to vest	3,866,255	18.71	6.2	27,088

RSU award activity for the six months ended June 30, 2026 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2026	134,606	$22.43	1.8	$4,064
Granted	270,510	22.14	1.2
Released	(164,211)	24.71	—
Forfeited	(66,253)	21.58	—
Unvested at June 30, 2026	174,652	20.15	1.9	3,998

There were 49,504 options and 125,123 RSUs granted during the three months ended June 30, 2026 and 304,066 options and 270,510 RSUs granted during the six months ended June 30, 2026. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2026 was $12.27 and $13.50, respectively. The weighted average grant-date fair value of RSUs granted during the three and six months ended June 30, 2026 was $18.66 and $22.14 per share, respectively.

As of June 30, 2026, there was $15.2 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2013 Plan and 2019 Plan, which is expected to be recognized over a weighted average service period of 3.7 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of June 30, 2026, we had $1.5 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.4 years. As of June 30, 2026, we had unrecognized stock-based compensation expense of $6.8 million for the operational milestones that were considered not probable of achievement. During the three and six months ended June 30, 2026, we recorded stock-based compensation expense of $0.3 million and $0.8 million, respectively, related to the 2023 Performance Option Awards.

2026 Performance Option Awards

On March 1, 2026, the Company granted an aggregate of 119,246 performance-based options to certain employees and members of management with an exercise price of $25.16 and a grant-date fair value of $13.13. We refer to these option awards as the 2026 Performance Option Awards. The 2026 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of June 30, 2026, we had $0.9 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.3 years. As of June 30, 2026, we had unrecognized stock-based compensation expense of $0.4 million for the operational milestones that were considered not probable of achievement. During the three and six months ended June 30, 2026, we recorded stock-based compensation expense of $0.1 million and $0.3 million, respectively, related to the 2026 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.3 million for both the three months ended June 30, 2026 and 2025, and $5.5 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively. There was an excess income tax benefit of $0.3 million and $0.2 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the six months ended June 30, 2026 and 2025, respectively, and $0.1 million for the three months ended June 30, 2026. The amount of excess tax benefit for the three months ended June 30, 2025, was insignificant.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$24,864	$15,090	$43,331	$30,671
Provision for income taxes	6,241	5,079	10,950	9,254
Effective tax rate	25.1%	33.7%	25.3%	30.2%

The decrease in the effective tax rate for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to the prior year increase in the valuation allowance against deferred tax assets and the disallowance of intercompany write-offs, which did not recur in the current period.

In October 2021, the Organization for Economic Co-operation and Development, or OECD, issued a statement updating and finalizing the key components of the two-pillar plan on global tax reform, intended to be effective on January 1, 2024. Pillar One focuses on nexus and profit allocation. Pillar Two provides for a global minimum effective corporate tax rate of 15%, applied on a jurisdiction-by-jurisdiction basis. While the U.S. has not adopted the Pillar Two rules, various other governments around the world are enacting legislation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the 15% global minimum tax for taxable years beginning on or after January 1, 2026. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modified certain tax provisions that had an impact on our tax liability and financial condition.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,530,023	$71	$145,209	$381,816	$1,155	$528,251
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	52,997	—	282	—	—	282
Repurchases of Class A common stock	(497,675)	—	—	(9,978)	—	(9,978)
Equity-based compensation	—	—	2,298	—	—	2,298
Cumulative translation adjustment	—	—	—	(75)	—	(75)
Issuance of non-controlling interest at fair value	—	—	—	—	—	—
Net income	—	—	—	18,559	64	18,623
Ending balance	71,085,345	$71	$147,789	$390,322	$1,219	$539,401

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,371,922	$71	$144,249	$368,215	$—	$512,535
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	211,098	—	(258)	—	—	(258)
Repurchases of Class A common stock	(497,675)	—	—	(9,978)	—	(9,978)
Equity-based compensation	—	—	5,547	—	—	5,547
Cumulative translation adjustment	—	—	—	(826)	—	(826)
Issuance of non-controlling interest at fair value	—	—	(1,749)	—	1,749	—
Net income (loss)	—	—	—	32,911	(530)	32,381
Ending balance	71,085,345	$71	$147,789	$390,322	$1,219	$539,401

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,332,612	$72	$135,268	$318,847	$(816)	$453,371
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	40,720	—	174	—	—	174
Repurchases of Class A common stock	(92,583)	(1)	—	(1,740)	—	(1,741)
Equity-based compensation	—	—	2,304	—	—	2,304
Cumulative translation adjustment	—	—	—	3,502	—	3,502
Disposal of subsidiary	—	—	—	—	966	966
Net income (loss)	—	—	—	10,161	(150)	10,011
Ending balance	71,280,749	$71	$137,746	$330,770	$—	$468,587

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,200,480	$72	$133,046	$305,070	$(403)	$437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	172,852	—	(357)	—	—	(357)
Repurchases of Class A common stock	(92,583)	(1)		(1,740)	—	(1,741)
Equity-based compensation	—	—	5,057	—	—	5,057
Cumulative translation adjustment	—	—	—	5,460	—	5,460
Disposal of subsidiary	—	—	—	—	966	966
Net income (loss)	—	—	—	21,980	(563)	21,417
Ending balance	71,280,749	$71	$137,746	$330,770	$—	$468,587

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

During the three and six months ended June 30, 2026, we repurchased and retired 497,675 shares of Class A common stock for a total cost of $9.9 million, exclusive of broker fees and excise taxes, at an average price of $19.98. During the three and six months ended June 30, 2025, we repurchased and retired 92,583 shares of Class A common stock for a total cost of $1.7 million, exclusive of broker fees and excise taxes, at an average price of $18.78. No shares were repurchased during the three months ended March 31, 2026 and 2025.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$10,773	$7,850	$5,669	$4,342	$18,709	$13,672	$12,100	$9,317
Net (income) loss attributable to non-controlling interest	(37)	(27)	85	65	306	224	318	245
Net income attributable to common stockholders — basic	10,736	7,823	5,754	4,407	19,015	13,896	12,418	9,562
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	7,823	—	4,407	—	13,896	—	9,562	—
Reallocation of undistributed earnings to Class B common stock	—	102	—	49	—	234	—	140
Net income attributable to common stockholders — diluted	$18,559	$7,925	$10,161	$4,456	$32,911	$14,130	$21,980	$9,702
Denominator
Weighted average shares used to compute earnings per share — basic	41,253	30,060	40,364	30,919	41,244	30,141	40,265	31,005
Conversion of Class B to Class A common stock outstanding	30,060	—	30,919	—	30,141	—	31,005	—
Effect of dilutive stock options and RSUs	685	685	615	615	789	789	815	815
Weighted average number of shares used to compute earnings per share — diluted	71,998	30,745	71,898	31,534	72,174	30,930	72,085	31,820
Earnings per share:
Basic	$0.26	$0.26	$0.14	$0.14	$0.46	$0.46	$0.31	$0.31
Diluted	$0.26	$0.26	$0.14	$0.14	$0.46	$0.46	$0.30	$0.30

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options to purchase Class A and Class B common stock, and RSUs	1,347	1,470	1,299	1,224

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-founders and co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and six months ended June 30, 2026 and 2025, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2026	2025	2026	2025
REVOLVE	$302,515	$268,421	$595,758	$522,816
FWRD	44,890	40,550	94,527	82,864
Total	$347,405	$308,971	$690,285	$605,680

Cost of sales
REVOLVE	$125,594	$118,481	$259,310	$234,091
FWRD	25,146	23,428	53,695	50,241
Total	$150,740	$141,909	$313,005	$284,332

Gross profit
REVOLVE	$176,921	$149,940	$336,448	$288,725
FWRD	19,744	17,122	40,832	32,623
Total	$196,665	$167,062	$377,280	$321,348

The following table presents net sales by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$269,051	$241,623	$543,040	$480,866
Rest of the world (1)	78,354	67,348	147,245	124,814
Total	$347,405	$308,971	$690,285	$605,680

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales
Fashion Apparel	$154,788	$133,693	$317,043	$272,006
Dresses	100,287	94,709	195,406	176,898
Handbags, Shoes and Accessories	67,635	62,978	133,122	122,967
Beauty	14,326	12,887	30,546	26,163
Other (1)	10,369	4,704	14,168	7,646
Total net sales	$347,405	$308,971	$690,285	$605,680

As a percentage of net sales
Fashion Apparel	45%	43%	46%	45%
Dresses	29%	31%	28%	29%
Handbags, Shoes and Accessories	19%	20%	19%	20%
Beauty	4%	4%	5%	5%
Other (1)	3%	2%	2%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes Grow-Good product sales, shipping revenue, rental product revenue, wholesale revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Expected merchandise returns, net	$30,530	$30,515
Advanced payments on inventory to be delivered from vendors	27,082	18,236
Prepaid marketing	4,221	5,912
Other	17,972	19,043
Total prepaid expenses and other current assets	$79,805	$73,706

Other Assets

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Duty drawback receivables	$24,929	$22,479
Equity investments	17,672	2,748
Security deposits	1,324	1,266
Other	2,134	3,067
Total other assets	$46,059	$29,560

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Marketing	$23,495	$17,928
Consumption taxes	8,447	5,433
Salaries and related benefits	6,641	7,879
Selling and distribution	4,051	5,383
Other	8,189	7,674
Total accrued expenses	$50,823	$44,297

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Store credit	$26,989	$23,433
Loyalty Club liability	8,171	7,620
Gift cards	5,536	5,651
Other	13,730	4,259
Total other current liabilities	$54,426	$40,963

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

We sell merchandise primarily through two complementary segments, REVOLVE and FWRD, that leverage one platform. Through REVOLVE, we offer an assortment of premium apparel, footwear, beauty and accessories from emerging, established and owned brands. Through FWRD, we offer an assortment of curated and elevated iconic and emerging luxury brands. REVOLVE has historically been focused on the discovery of trend-driven, ready-to-wear styles, while FWRD has been more heavily weighted toward the statement pieces in our customers’ wardrobe, such as shoes and handbags. We believe that FWRD provides our customer with a unique destination for luxury products as our customers’ spending power increases and their desire for fashion and inspiration remains central to their self-expression.

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

To date, we have successfully expanded internationally with limited investment and physical presence. Our ongoing initiative to elevate the international service levels and customer experience has been a key contributor to our growth. We also offer REVOLVE products on international marketplaces such as Tmall Global and RED in China and Nykaa Fashion in India, to expand our distribution reach in these key geographies. We intend to continue to invest in and develop international markets while maintaining our focus on the core U.S. market.

Key Operating and Financial Metrics

We use the following metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the near-term and longer-term performance of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except average order value and percentages)
Gross margin	56.6%	54.1%	54.7%	53.1%
Adjusted EBITDA	$26,783	$22,887	$47,845	$42,186
Free cash flow	$(10,933)	$9,607	$33,968	$52,411
Active customers	3,041	2,743	3,041	2,743
Total orders placed	2,701	2,424	5,283	4,732
Average order value	$299	$300	$299	$298

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

A reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$18,623	$10,011	$32,381	$21,417
Excluding:
Other (income) expense, net	(2,265)	2,913	(4,941)	2,020
Provision for income taxes	6,241	5,079	10,950	9,254
Depreciation and amortization	1,660	1,370	3,009	2,388
Equity-based compensation	2,298	2,304	5,547	5,057
Transaction costs(1)	133	60	356	900
Non-routine items(2)	93	1,150	543	1,150
Adjusted EBITDA	$26,783	$22,887	$47,845	$42,186

(1)	Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)	Non-routine items in the three and six months ended June 30, 2026 and 2025, represent an accrual for certain pending legal matters.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash used in financing activities, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(8,213)	$12,620	$41,207	$57,765
Purchases of property and equipment	(2,841)	(2,207)	(7,794)	(3,986)
Purchases of rental product, net of proceeds from the sale of rental product	121	(806)	555	(1,368)
Free cash flow	$(10,933)	$9,607	$33,968	$52,411
Net cash used in investing activities	$(6,290)	$(4,670)	$(21,773)	$(7,011)
Net cash used in financing activities	$(9,696)	$(1,567)	$(10,236)	$(2,098)

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

Active customers increased during the period ended June 30, 2026 compared to the same period in 2025 primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts.

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

Total orders placed increased in the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts.

Average Order Value

We define average order value as the sum of the total gross sales from our sites in a given period, prior to product returns, divided by the total orders placed in that period. We believe that average order value is a measure that is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends. Average order value varies depending on the site through which we sell merchandise, the percentage of sales at full price, and for sales at less than full price, the level of markdowns on these products, product mix, and the number of units per order. Average order value can be adversely impacted by negative consumer sentiment, including as a result of tariffs. A shift in product mix toward lower-priced products or categories may also reduce our average order value. In the near-term, average order value may decrease year-over-year due to net sales of Grow-Good hair care products created in partnership with Cardi B following its successful launch in the second quarter of 2026. We expect this potential decrease to be at least partially offset by price increases as a result of the actual or anticipated effects of incremental tariffs that were in effect at various times and rates over the course of 2025 and early 2026, though any long-term impact remains unclear. The impact of tariffs may also impair comparability of average order value with prior periods. See the section titled “—Factors Affecting Our Performance—Overall Economic Trends.”

Average order value in the three and six months ended June 30, 2026 was relatively flat compared to the same periods in 2025, as an increase in average selling price was offset by a decrease in units per order and a mix shift resulting from initial sales of Grow-Good hair care products, which have a much lower average order value.

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

For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China and other U.S. trading partners including India, Turkey and Indonesia, from which we source a significant portion of our products, with certain exceptions. These include reciprocal and fentanyl-related tariffs of 10% or more imposed under the International Emergency Economic Powers Act, or IEEPA, and a temporary import surcharge of 10% imposed under Section 122 of the Trade Act of 1974, which expired on July 24, 2026. At various points in 2025, the total tariff rate on our goods imported from China briefly reached 145.0%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline Harmonized Tariff Schedule, or HTS, tariffs, which vary by product.

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the IEEPA to impose tariffs on global trade partners. U.S. Customs and Border Protection has since begun issuing refunds for these previous IEEPA-related tariffs, and during May and June 2026, we received $6.7 million in refunds of the majority of our prior IEEPA-related tariff payments, of which $5.6 million was recorded as a reduction to cost of sales. In June 2026, the U.S. Trade Representative released a report proposing further Section 301 tariffs of 10-12.5% on imports from the largest U.S. trading partners, premised on a finding that those countries’ forced labor enforcement efforts are insufficient.

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

The REVOLVE segment contributes to a majority of our net sales, representing 87.1% and 86.9% of our net sales for the three months ended June 30, 2026 and 2025, respectively, and 86.3% of our net sales for both the six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, REVOLVE generated $302.5 million and $268.4 million in net sales, respectively, representing an increase of 12.7%. During the six months ended June 30, 2026 and 2025, REVOLVE generated $595.8 million and $522.8 million in net sales, respectively, representing an increase of 14.0%. The net sales increase in the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 12.9% and 13.1% of our net sales for the three months ended June 30, 2026 and 2025, respectively, and 13.7% of our net sales for both the six months ended June 30, 2026 and 2025. During the three months ended June 30, 2026 and 2025, FWRD generated $44.9 million and $40.6 million in net sales, respectively, representing an increase of 10.7%. During the six months ended June 30, 2026 and 2025, FWRD generated $94.5 million and $82.9 million in net sales, respectively, representing an increase of 14.1%. The net sales increase in the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases, partially offset by a decrease in average order value. The net sales increase in the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases.

Net sales to customers in the United States contributed to 77.4% and 78.2% of our net sales for the three months ended June 30, 2026 and 2025, respectively, and 78.7% and 79.4% of our net sales for the six months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, net sales to customers in the United States were $269.1 million and $241.6 million, respectively, representing an increase of 11.4%. During the six months ended June 30, 2026 and 2025, net sales to customers in the United States were $543.0 million and $480.9 million, respectively, representing an increase of 12.9%.

Net sales to customers outside of the United States contributed to 22.6% and 21.8% of our net sales for the three months ended June 30, 2026 and 2025, respectively, and 21.3% and 20.6% of our net sales for the six months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, net sales to customers outside of the United States were $78.4 million and $67.3 million, respectively, representing an increase of 16.3%. During the six months ended June 30, 2026 and 2025, net sales to customers outside of the United States were $147.2 million and $124.8 million, respectively, representing an increase of 18.0%.

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

Other (Income) Expense, Net

Other (income) expense, net consists primarily of interest income on our money market funds, foreign currency exchange gains and losses, and fees associated with our line of credit. For the three and six months ended June 30, 2025, other (income) expense, net also includes a $2.4 million loss on deconsolidation of subsidiary.

Results of Operations

The tables below set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$347,405	$308,971	$690,285	$605,680
Cost of sales	150,740	141,909	313,005	284,332
Gross profit	196,665	167,062	377,280	321,348
Operating expenses:
Fulfillment expenses	11,595	9,828	22,367	19,186
Selling and distribution expenses	62,121	53,794	119,820	103,750
Marketing expenses	57,491	47,109	111,717	89,511
General and administrative expenses	43,358	38,328	85,621	76,210
Total operating expenses	174,565	149,059	339,525	288,657
Income from operations	22,100	18,003	37,755	32,691
Equity earnings in unconsolidated subsidiaries	(499)	—	(635)	—
Other (income) expense, net	(2,265)	2,913	(4,941)	2,020
Income before income taxes	24,864	15,090	43,331	30,671
Provision for income taxes	6,241	5,079	10,950	9,254
Net income	$18,623	$10,011	$32,381	$21,417

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.4%	45.9%	45.3%	46.9%
Gross profit	56.6%	54.1%	54.7%	53.1%
Operating expenses:
Fulfillment expenses	3.3%	3.2%	3.2%	3.2%
Selling and distribution expenses	17.9%	17.4%	17.4%	17.1%
Marketing expenses	16.5%	15.3%	16.2%	14.8%
General and administrative expenses	12.5%	12.4%	12.4%	12.6%
Total operating expenses	50.2%	48.3%	49.2%	47.7%
Income from operations	6.4%	5.8%	5.5%	5.4%
Equity earnings in unconsolidated subsidiaries	(0.1%)	0.0%	(0.1%)	0.0%
Other (income) expense, net	(0.7%)	0.9%	(0.7%)	0.3%
Income before income taxes	7.2%	4.9%	6.3%	5.1%
Provision for income taxes	1.8%	1.7%	1.6%	1.6%
Net income	5.4%	3.2%	4.7%	3.5%

Comparison of the Three Months Ended June 30, 2026 and 2025

Net Sales

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Net sales	$347,405	$308,971	$38,434	12.4%

The increase in net sales for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a 11.4% increase in the number of orders shipped and a lower proportion of returned purchases.

Net sales in the REVOLVE segment increased 12.7% to $302.5 million in the three months ended June 30, 2026 as compared to net sales of $268.4 million in the same period in 2025. Net sales in the FWRD segment increased 10.7% to $44.9 million in the three months ended June 30, 2026 as compared to net sales of $40.6 million in the same period in 2025.

Cost of Sales

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of sales	$150,740	$141,909	$8,831	6.2%
Percentage of net sales	43.4%	45.9%

The increase in cost of sales for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in net sales. The decrease in cost of sales as a percentage of net sales was primarily driven by a $5.6 million reduction of cost of sales due to IEEPA tariff refunds, shallower markdowns within markdown sales and a lower mix of third-party brand sales, partially offset by a lower percentage of full price sales and increased inventory valuation adjustments.

Fulfillment Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Fulfillment expenses	$11,595	$9,828	$1,767	18.0%
Percentage of net sales	3.3%	3.2%

The increase in fulfillment expenses for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of units processed. The increase in fulfillment expenses as a percentage of net sales was primarily due to higher compensation expense for fulfillment staff, partially offset by a lower proportion of returned purchases.

Selling and Distribution Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Selling and distribution expenses	$62,121	$53,794	$8,327	15.5%
Percentage of net sales	17.9%	17.4%

The increase in selling and distribution expenses for the three months ended June 30, 2026, as compared to the same period in 2025, was due to increases in orders placed and net sales that resulted in a $6.4 million increase in shipping and handling costs, a $1.3 million increase in merchant processing fees and a $0.6 million increase in other selling expenses. The increase in selling and distribution expenses as a percentage of net sales as compared to the three months ended June 30, 2025, was primarily due to higher shipping rates, partially offset by a lower proportion of returned purchases.

Marketing Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Marketing expenses	$57,491	$47,109	$10,382	22.0%
Percentage of net sales	16.5%	15.3%

The increase in marketing expenses for the three months ended June 30, 2026, as compared to the same period in 2025, was due to a $8.2 million increase in performance marketing expense and a $2.2 million increase in brand marketing expense. The increase in marketing expenses as a percentage of net sales was primarily due to an increase in performance marketing investments and incremental marketing investments to support various longer-term growth initiatives, including our first-ever namesake label, REVOLVE Los Angeles, within our owned brands assortment and the recent launch of our Grow-Good beauty assortment of hair care products in partnership with Cardi B.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
General and administrative expenses	$43,358	$38,328	$5,030	13.1%
Percentage of net sales	12.5%	12.4%

The increase in general and administrative expenses for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a $2.0 million increase in salaries and related benefits and equity-based compensation expense, a $1.3 million increase in studio and design costs, a $1.1 million increase in other operating expenses to support business growth and a $0.6 million increase related to professional services and other occupancy costs. The slight increase in general and administrative expenses as a percentage of net sales was driven by increased investment in strategic growth initiatives.

Income Taxes

	Three Months Ended June 30,
	2026	2025
	(dollars in thousands)
Income before income taxes	$24,864	$15,090
Provision for income taxes	6,241	5,079
Effective tax rate	25.1%	33.7%

The decrease in the effective tax rate for the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the prior year increase in the valuation allowance against deferred tax assets and the disallowance of intercompany write-offs, which did not recur in the current period.

Comparison of the Six Months Ended June 30, 2026 and 2025

Net Sales

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Net sales	$690,285	$605,680	$84,605	14.0%

The increase in net sales for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a 11.6% increase in the number of orders shipped and a lower proportion of returned purchases.

Net sales in the REVOLVE segment increased 14.0% to $595.8 million in the six months ended June 30, 2026 as compared to net sales of $522.8 million in the same period in 2025. Net sales in the FWRD segment increased 14.1% to $94.5 million in the six months ended June 30, 2026 as compared to net sales of $82.9 million in the same period in 2025.

Cost of Sales

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of sales	$313,005	$284,332	$28,673	10.1%
Percentage of net sales	45.3%	46.9%

The increase in cost of sales for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in net sales. The decrease in cost of sales as a percentage of net sales was primarily driven by a $5.6 million reduction of cost of sales due to IEEPA tariff refunds, shallower markdowns within markdown sales and a lower mix of third-party brand sales, partially offset by a lower percentage of full price sales and increased inventory valuation adjustments.

Fulfillment Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Fulfillment expenses	$22,367	$19,186	$3,181	16.6%
Percentage of net sales	3.2%	3.2%

The increase in fulfillment expenses for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of units processed. Fulfillment expenses as a percentage of net sales were flat as compared to the six months ended June 30, 2025.

Selling and Distribution Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Selling and distribution expenses	$119,820	$103,750	$16,070	15.5%
Percentage of net sales	17.4%	17.1%

The increase in selling and distribution expenses for the six months ended June 30, 2026, as compared to the same period in 2025, was due to increases in orders placed and net sales that resulted in a $11.7 million increase in shipping and handling costs, a $3.1 million increase in merchant processing fees and a $1.3 million increase in other selling expenses. The increase in selling and distribution expenses as a percentage of net sales as compared to the six months ended June 30, 2025, was primarily due to higher shipping rates, partially offset by a lower proportion of returned purchases.

Marketing Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Marketing expenses	$111,717	$89,511	$22,206	24.8%
Percentage of net sales	16.2%	14.8%

The increase in marketing expenses for the six months ended June 30, 2026, as compared to the same period in 2025, was due to a $14.5 million increase in performance marketing expense and a $7.7 million increase in brand marketing expense. The increase in marketing expenses as a percentage of net sales was primarily due to an increase in performance marketing investments and incremental marketing investments to support various growth initiatives, including the launch of our first-ever namesake label, REVOLVE Los Angeles, within our owned brand assortment and the launch of Grow-Good beauty assortment of hair care products with Cardi B.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
General and administrative expenses	$85,621	$76,210	$9,411	12.3%
Percentage of net sales	12.4%	12.6%

The increase in general and administrative expenses for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a $4.0 million increase in salaries and related benefits and equity-based compensation expense, a $2.4 million increase in studio and design costs, a $2.0 million increase in other operating expenses to support business growth and a $1.0 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was driven by scale efficiencies with growth in net sales outpacing growth in general and administrative expenses.

Income Taxes

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Income before income taxes	$43,331	$30,671
Provision for income taxes	10,950	9,254
Effective tax rate	25.3%	30.2%

The decrease in the effective tax rate for the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to the prior year increase in the valuation allowance against deferred tax assets and the disallowance of intercompany write-offs, which did not recur in the current period.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$311,571	$292,256
Accounts receivable, net	31,085	16,561
Working capital(1)	420,877	416,482

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of June 30, 2026, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, and to a much lesser extent, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031, adjust the eligible inventory component of the borrowing base, amend certain of the reporting obligations and provide additional flexibility under certain of the negative covenants. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of June 30, 2026 and December 31, 2025.

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

Historical Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$41,207	$57,765
Net cash used in investing activities	(21,773)	(7,011)
Net cash used in financing activities	(10,236)	(2,098)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the six months ended June 30, 2026, we generated $41.2 million of operating cash flow as compared to $57.8 million for the same period in 2025. The decrease in our operating cash flow was primarily due to unfavorable impact from changes in working capital, partially offset by higher net income adjusted for certain non-cash items.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of purchases of property and equipment to support our fulfillment centers and our overall business growth and internally developed software for the continued development of our proprietary technology infrastructure, leasehold improvements in our retail locations, purchases of rental product and proceeds from the sale of rental product. Purchases of property and equipment may vary from period-to-period depending on the timing and extent of the expansion of our operations.

Net cash used in investing activities was $21.8 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to a $14.5 million investment in unconsolidated entities made during the six months ended June 30, 2026.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options, tax withholdings on share-based payment awards and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $10.2 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively, and was primarily attributable to repurchases of Class A common stock.

Contractual Obligations

As of June 30, 2026, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities and retail stores. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, since February 2025, the U.S. government has imposed incremental tariffs on most goods imported from China and other U.S. trading partners including India, Turkey and Indonesia, from which we source a significant portion of our products, with certain exceptions. These include reciprocal and fentanyl-related tariffs of 10% or more imposed under the IEEPA and a temporary import surcharge of 10% imposed under Section 122 of the Trade Act of 1974, which expired on July 24, 2026. At various points in 2025, the total tariff rate on our goods imported from China briefly reached 145.0%. These tariffs are in addition to a pre-existing Section 301 tariff of 7.5% and baseline HTS tariffs, which vary by product.

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the IEEPA to impose tariffs on global trade partners. U.S. Customs and Border Protection has since begun issuing refunds for these previous IEEPA-related tariffs, and during May and June 2026, we received $6.7 million in refunds of the majority of our prior IEEPA-related tariff payments, of which $5.6 million was recorded as a reduction to cost of sales. In June 2026, the U.S. Trade Representative released a report proposing further Section 301 tariffs of 10-12.5% on imports from the largest U.S. trading partners, premised on a finding that those countries’ forced labor enforcement efforts are insufficient.

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

In an effort to further engage with our customers and build awareness of our brands, we sponsor unique events and experiences, including short-term pop-up retail experiences. In 2024, we opened our first permanent brick-and-mortar store in Aspen, Colorado and in 2025, we opened a second physical store in Los Angeles, California. We expect to open a third physical store in Miami, Florida in 2026 and may open additional physical stores in the future. We have limited experience in brick-and-mortar retail. We may not be successful in opening new physical stores and we may not successfully identify the correct markets in which to open stores. If we are unable to cost-effectively expand our presence through brick-and-mortar stores, our operating results and reputation could be materially adversely impacted. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

We obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As eCommerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. We also use paid and non-paid advertising. We acquire and retain customers through paid search and product listing ads, affiliate marketing, paid social media marketing, retargeting, personalized email and SMS marketing and mobile “push” communications through our mobile apps. While we cannot predict the ultimate impact on Google’s future operations of the U.S. Department of Justice’s antitrust lawsuits against Google, any resulting reduction in the number of visitors directed to our sites could negatively affect our ability to acquire new customers. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

The growing use of AI and LLMs within search and other marketing channels is changing consumer search behavior and may increasingly enable consumers to discover, evaluate and purchase apparel and other products without visiting our sites directly, which may impact our ability to cost-effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality. If our products and brands become less widely discoverable through AI-driven search and agentic commerce, our net sales growth and profitability may be adversely affected

Our ability to acquire customers in a cost-effective manner also depends on the rates we are charged by various third parties on which we rely, including vendors, suppliers and logistics providers. When these third parties increase their rates or add incremental surcharges, it increases our costs. If these third parties continue to increase their rates and add surcharges, and we do not seek to pass them on to our customers, our financial results could be materially adversely impacted.

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

We are also subject to risks of damage, theft or loss during delivery by our shipping vendors. If our merchandise is not delivered in a timely fashion or is damaged, stolen or lost during the delivery process, our customers could become dissatisfied and cease shopping from us, which would adversely affect our business and operating results.

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
•
expand internationally; and

•
enter into strategic partnerships and pursue strategic acquisitions and investments.

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

We operate three primary fulfillment centers located in California and Pennsylvania. If we are unable to adequately staff our fulfillment centers to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, employee turnover, labor shortages, regulatory changes and other business limitations and restrictions, international expansion or other factors, our operating results could be harmed. In addition, operating fulfillment centers comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Various health and safety restrictions imposed by state and local authorities in response to public health crises have in the past and may in the future, adversely impacted our ability to staff our fulfillment centers. If government authorities increase regulation or impose new restrictions on businesses due to public health crises or otherwise, including ones that would require closure of our fulfillment centers or adversely impact our ability to hire and retain sufficient staff, we may not be able to meet customer demand in a timely way which would have a materially adverse impact on our business, operating results, financial condition and prospects. Any such issues may result in delays in shipping times or packing quality and our reputation and operating results may be harmed.

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

We participate in duty drawback programs that allow us to recover customs duties paid on certain products imported into the U.S. and subsequently exported to another country. In addition, for merchandise returned by customers in certain countries, we refund the full amount of the customers purchase to the customer, including applicable duties and taxes and separately recover the amount of duties and taxes from the relevant government authority. The amounts eligible for recovery under these programs has increased over time as our international operations have grown.

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

Further, our tax liability, after-tax profitability and effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, including legislation implementing changes in taxation of international business activities, changes in the mix and level of earnings by taxing jurisdictions or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, among other things, imposed a one percent excise tax on certain stock repurchases by public companies. The Organization for Economic Co-operation and Development, or OECD, proposed implementing a global minimum tax of fifteen percent, which has been adopted by many jurisdictions, including the UK, and is being considered by others for implementation. Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the fifteen percent global minimum tax for taxable years beginning on or after January 1, 2026. We continue to evaluate the impact of these tax developments and those under other OECD and non-U.S. rules as new guidance and regulations are published and become applicable. Further, legislation commonly known as the One Big Beautiful Bill Act enacted in July 2025 modified certain tax provisions that had an impact on, and may in the future have an additional impact on, our tax liability and financial condition. There are numerous other factors that could affect our effective tax rate, including, among others, intercompany transactions, losses incurred in jurisdictions for which we are not able to realize the related tax benefits, exercises of stock options and vesting of restricted stock units, and entry into new businesses and geographies. Fluctuations in our tax obligations and effective tax rate could adversely affect our business, financial condition and operating results.

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

The majority of our servers are located in close proximity to one another in Southern California and are vulnerable to power outages, telecommunications failures and catastrophic events. Like other online services, they are also vulnerable to computer viruses, malware, computer hacking, fraudulent use, credential stuffing attacks, unauthorized access, phishing or social engineering attacks, ransomware attacks, denial-of-service attacks, exploitation of bugs and vulnerabilities, system malfunctions, failures, terrorism, inadvertent or intentional acts by our employees and contractors and other real or perceived cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss, unavailability or corruption of data, or unauthorized access to or alteration, use, acquisition or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. We have been subject to phishing and social engineering attacks in the past and may continue to be subject to such attacks in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. The increasing use and adoption of AI may increase the likelihood of security breaches and incidents, may lead to increased frequency and intensity of cyberattacks, and may magnify the impact of security breaches and incidents. For example, AI may be used to identify and exploit security vulnerabilities with volume and efficiency significantly greater than other methods not making use of AI. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all cyberattacks, and we or they may face difficulties or delays in identifying and responding to cyberattacks and data security breaches and incidents. In particular, our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and our third-party vendors’ and service providers’ systems and networks may be, or may have been, breached or contain exploitable defects or bugs that could result in a breach of or disruption to our or their systems and networks. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ data, including confidential, sensitive, and other information about individuals. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches and incidents can also occur as a result of non-technical issues, including phishing attacks, social engineering, and other intentional or inadvertent actions by our employees, our third-party service providers, or their personnel. Our third-party service providers also face these risks. Additionally, with many of our employees and employees of our service providers now working remotely, we and our service providers have less capability to monitor and enforce our data protection and data security policies and face increased privacy, data protection and data security risks.

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

We use AI and machine learning in our business to, among other things, optimize our product assortment and personalize our website experience through advanced search and product recommendations. We may expand our use of AI and machine learning into other areas of our business including the design and development of owned brand merchandise and general administrative functions. Issues relating to our use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. Further, the use of AI can pose significant risks of data leakage, which could lead to loss, disclosure, dissemination, or other unauthorized processing of our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of June 30, 2026, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 43% of the outstanding shares of common stock and collectively controlled approximately 88% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	—	$—	—	$55,625,470
May 1, 2026 to May 31, 2026	401,931	$20.18	401,931	$47,517,201
June 1, 2026 to June 30, 2026	95,744	$19.16	95,744	$45,683,056
Total	497,675		497,675

(1)	Exclusive of broker fees and excise taxes.

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

Date: August 4, 2026