Form 10-Q
period 2026-09-30
Revolve Group, Inc.
filed 2026-11-03
CIK 1746618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 27, 2026, 41,071,709 shares of the registrant’s Class A common stock and 30,023,937 shares of the registrant’s Class B common stock were outstanding.

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
•
Shipping is a critical part of our business and increases in fuel and shipping costs, changes in or interruptions to our shipping arrangements, or any damage, theft or loss of inventory during shipping, could adversely affect our business and operating results.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$284,640	$292,256
Restricted cash	—	10,943
Accounts receivable, net	31,853	16,561
Inventory	293,296	251,844
Income taxes receivable	8,606	1,717
Prepaid expenses and other current assets	83,966	73,706
Total current assets	702,361	647,027
Property and equipment (net of accumulated depreciation of $30,718 and $26,245 as of September 30, 2026 and December 31, 2025, respectively)	21,117	15,371
Right-of-use lease assets	42,928	28,832
Intangible assets, net	2,828	2,410
Goodwill	2,042	2,042
Other assets	50,544	29,560
Deferred income taxes	39,759	39,759
Total assets	$861,579	$765,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,865	$56,409
Income taxes payable	830	1,357
Accrued expenses	50,868	44,297
Returns reserve	83,804	76,985
Current lease liabilities	11,431	10,534
Other current liabilities	58,491	40,963
Total current liabilities	269,289	230,545
Non-current lease liabilities	35,216	21,921
Total liabilities	304,505	252,466
Stockholders’ equity:
Class A common stock, $0.001 par value; 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 41,071,709 and 40,861,973 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	41	41
Class B common stock, $0.001 par value; 125,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 30,023,937 and 30,509,949 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	30	30
Additional paid-in capital	150,122	144,249
Retained earnings	404,603	368,215
Non-controlling interest	2,278	—
Total stockholders’ equity	557,074	512,535
Total liabilities and stockholders’ equity	$861,579	$765,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$355,959	$295,631	$1,046,244	$901,311
Cost of sales	164,164	134,115	477,169	418,447
Gross profit	191,795	161,516	569,075	482,864
Operating expenses:
Fulfillment	12,177	9,839	34,544	29,025
Selling and distribution	63,516	51,705	183,336	155,455
Marketing	50,825	40,429	162,542	129,940
General and administrative	46,239	38,552	131,860	114,762
Total operating expenses	172,757	140,525	512,282	429,182
Income from operations	19,038	20,991	56,793	53,682
Equity earnings in unconsolidated subsidiaries	(228)	—	(863)	—
Other income, net	(1,990)	(7,310)	(6,931)	(5,290)
Income before income taxes	21,256	28,301	64,587	58,972
Provision for income taxes	5,732	7,122	16,682	16,376
Net income	15,524	21,179	47,905	42,596
Less: Net (income) loss attributable to non-controlling interest	(1,059)	—	(529)	563
Net income attributable to Revolve Group, Inc. stockholders	$14,465	$21,179	$47,376	$43,159
Earnings per share of Class A and Class B common stock:
Basic	$0.20	$0.30	$0.66	$0.61
Diluted	$0.20	$0.29	$0.66	$0.60
Weighted average number of shares of Class A and Class B common stock outstanding:
Basic	71,090	71,302	71,286	71,282
Diluted	71,858	72,003	72,068	72,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$15,524	$21,179	$47,905	$42,596
Other comprehensive (loss) income:
Cumulative translation adjustment	(111)	(2,131)	(937)	3,329
Total other comprehensive (loss) income	(111)	(2,131)	(937)	3,329
Total comprehensive income	15,413	19,048	46,968	45,925
Less: Comprehensive income attributable to non-controlling interest	1,059	—	529	124
Comprehensive income attributable to Revolve Group, Inc. stockholders	$14,354	$19,048	$46,439	$45,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REVOLVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$47,905	$42,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,692	3,395
Rental product depreciation	1,270	1,324
Gain on sale of rental product	(703)	(222)
Equity-based compensation	7,664	7,414
Loss on disposal of subsidiary	—	2,425
Equity earnings in unconsolidated subsidiaries	(863)	—
Changes in operating assets and liabilities:
Accounts receivable	(15,292)	(10,770)
Inventories	(41,452)	(10,541)
Income taxes receivable	(6,889)	1,195
Prepaid expenses and other current assets	(10,260)	968
Other assets	(7,142)	(8,362)
Accounts payable	7,456	17,429
Income taxes payable	(527)	2,345
Accrued expenses	6,571	4,504
Returns reserve	6,819	2,061
Right-of-use lease assets and current and non-current lease liabilities	96	1
Other current liabilities	17,528	13,821
Net cash provided by operating activities	16,873	69,583
Investing activities:
Purchases of property and equipment	(10,856)	(8,306)
Purchases of rental product	—	(3,569)
Proceeds from sale of rental product	988	1,330
Cash divested upon disposal of subsidiary	—	(1,657)
Investments in unconsolidated entities	(14,534)	—
Net cash used in investing activities	(24,402)	(12,202)
Financing activities:
Proceeds from the exercise of stock options, net of tax withholdings on share-based payment awards	(42)	141
Repurchases of Class A common stock	(10,051)	(2,024)
Net cash used in financing activities	(10,093)	(1,883)
Effect of exchange rate changes on cash and cash equivalents	(937)	3,329
Net (decrease) increase in cash and cash equivalents	(18,559)	58,827
Cash, cash equivalents and restricted cash, beginning of period	303,199	256,600
Cash, cash equivalents and restricted cash, end of period	$284,640	$315,427
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refund	$24,278	$12,981
Operating leases	$10,761	$9,201
Supplemental disclosure of non-cash activities:
Lease assets obtained in exchange for new operating lease liabilities	$22,823	$6,096

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

The following table presents a roll-forward of our sales return reserve for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$80,098	$75,486	$76,985	$69,661
Returns	(441,724)	(409,941)	(1,331,796)	(1,208,146)
Provisions	445,430	406,177	1,338,615	1,210,207
Ending balance	$83,804	$71,722	$83,804	$71,722

We may also issue store credit in lieu of cash refunds or exchanges and sell gift cards without expiration dates to our customers. Store credits issued and proceeds from the issuance of gift cards are recorded as deferred revenue and recognized as revenue when the store credit or gift cards are redeemed or upon inclusion in our store credit and gift card breakage estimates. Revenue recognized in net sales on breakage on store credit and gift cards was $1.0 million for both the three months ended September 30, 2026 and 2025, and $3.6 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Rental product is stated at cost, less accumulated depreciation. We depreciate rental product, less an estimated salvage value, over its estimated useful life, using the straight-line method. The estimated useful life of our rental product is typically two years. Rental product depreciation is included in cost of sales in the condensed consolidated statements of income. As of September 30, 2026, rental product, net amounted to $1.1 million and was included within other assets. Rental product depreciation was $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.3 million for both the nine months ended September 30, 2026 and 2025.

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

Equity Method Investment

On January 1, 2026, we acquired a 48% equity interest in a privately held activewear brand for approximately $11.0 million in cash. This transaction was accounted for as an equity method investment, reflecting our ability to exercise significant influence over the investee without a controlling financial interest, and is recorded within other assets.

Under the equity method, the investment is initially recorded at cost and subsequently adjusted for our proportionate share of the investee’s net income or loss and distributions received. Our proportionate share of the investee’s net income or loss is recognized in equity earnings in unconsolidated subsidiaries in the condensed consolidated statements of income.

Disposal of Subsidiary

During the second quarter of 2024, pursuant to a decision rendered by the Commercial Court of Paris, Revolve Group, Inc. acquired the business of Alexandre Vauthier, a French luxury fashion brand, for $0.4 million. The acquisition was made through L.A. Rive Droite, a then newly incorporated French joint stock company. Under the terms of the agreement, Revolve Group owned an 80% interest and Mr. Alexandre Vauthier owned the remaining 20% interest in L.A. Rive Droite.

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

Note 3. Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031, adjust the eligible inventory component of the borrowing base, amend certain of the reporting obligations and provide additional flexibility under certain of the negative covenants. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of September 30, 2026 and December 31, 2025.

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

In September 2018, the board of directors adopted the 2019 Equity Incentive Plan, or the 2019 Plan, which became effective in June 2019. Under the 2019 Plan, a total of 4,500,000 shares of our Class A common stock are reserved for issuance as options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance units or performance shares. Upon the completion of our IPO, the 2019 Plan replaced the 2013 Plan, however, the 2013 Plan continues to govern the terms and conditions of the outstanding awards previously granted under that plan. The number of shares that will be available for issuance under our 2019 Plan also will increase annually on the first day of each year in an amount equal to the least of: (1) 6,900,000 shares, (2) 5% of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding year and (3) such other amount as our board of directors may determine. Our board of directors determined not to increase the number of shares reserved for issuance under the 2019 Plan as of January 1, 2026. As of September 30, 2026, approximately 8.0 million shares of Class A common stock remain available for future issuance under the 2019 Plan.

Option activity for the nine months ended September 30, 2026 under the 2013 Plan and 2019 Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Balance at January 1, 2026	4,775,949	$17.06	6.7	$68,926
Granted	361,283	24.71	9.1
Exercised	(118,188)	11.79	—
Forfeited	(89,456)	22.65	—
Expired	(17,788)	23.80	—
Balance at September 30, 2026	4,911,800	17.63	6.2	30,927
Exercisable at September 30, 2026	1,967,695	18.42	4.5	14,051
Vested and expected to vest	3,878,528	18.75	6.0	22,618

RSU award activity for the nine months ended September 30, 2026 under the 2019 Plan is as follows:

	Class A Common Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (thousands)
Unvested at January 1, 2026	134,606	$22.43	1.8	$4,064
Granted	270,510	22.14	1.1
Released	(164,211)	24.71	—
Forfeited	(117,661)	22.51	—
Unvested at September 30, 2026	123,244	18.66	2.3	2,629

There were 57,217 options granted during the three months ended September 30, 2026 and 361,283 options and 270,510 RSUs granted during the nine months ended September 30, 2026. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2026 was $12.96 and $13.41, respectively. The weighted average grant-date fair value of RSUs granted during the nine months ended September 30, 2026 was $22.14 per share.

As of September 30, 2026, there was $13.7 million of total unrecognized compensation cost related to unvested RSUs and time-based options granted under the 2019 Plan, which is expected to be recognized over a weighted average service period of 3.6 years.

2023 Performance Option Awards

On September 15, 2023, the Company granted an aggregate of 1,701,479 performance-based options to certain members of management with an exercise price of $13.05 and a grant-date fair value of $6.79. In addition, on November 3, 2023, the Company granted 49,971 performance-based options to a member of management with an exercise price of $13.35 and a grant-date fair value of $6.94. Collectively, we refer to these option awards as the 2023 Performance Option Awards. The 2023 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of September 30, 2026, we had $1.4 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.4 years. As of September 30, 2026, we had unrecognized stock-based compensation expense of $6.8 million for the operational milestones that were considered not probable of achievement. During the three and nine months ended September 30, 2026, we recorded stock-based compensation expense of $0.1 million and $0.9 million, respectively, related to the 2023 Performance Option Awards.

2026 Performance Option Awards

On March 1, 2026, the Company granted an aggregate of 119,246 performance-based options to certain employees and members of management with an exercise price of $25.16 and a grant-date fair value of $13.13. We refer to these option awards as the 2026 Performance Option Awards. The 2026 Performance Option Awards are subject to multiple vesting tranches that vest upon achievement of certain predefined financial milestones. As of September 30, 2026, we had $0.8 million of total unrecognized stock-based compensation expense for the financial milestones that were considered probable of achievement, which will be recognized over a weighted-average period of 1.3 years. As of September 30, 2026, we had unrecognized stock-based compensation expense of $0.4 million for the operational milestones that were considered not probable of achievement. During the three and nine months ended September 30, 2026, we recorded stock-based compensation expense of $0.1 million and $0.4 million, respectively, related to the 2026 Performance Option Awards.

Equity‑based compensation cost included in general and administrative expense in the accompanying condensed consolidated statements of income amounted to $2.1 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively, and $7.7 million and $7.4 million for the nine months ended

September 30, 2026 and 2025, respectively. The amount of excess tax benefit for the three months ended September 30, 2026, was insignificant. There was an excess income tax benefit of $0.1 million recognized in the condensed consolidated statements of income for equity‑based compensation arrangements for the three months ended September 30, 2025, and $0.3 million for both the nine months ended September 30, 2026 and 2025.

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

Tax Contingencies

We are subject to income taxes in the United States, the United Kingdom, the Philippines, the Netherlands, and Canada. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. In accordance with ASC 740, Income Taxes, we recognize the tax benefit of an uncertain tax position only when it is more likely than not to be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. Tax positions meeting this recognition threshold are measured at the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement. We reassess our tax positions as facts and circumstances change, including developments related to tax examinations and changes in applicable tax laws. As of September 30, 2026, we had no material unrecognized tax benefits.

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

Note 6. Income Taxes

The following table summarizes our effective tax rate for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income taxes	$21,256	$28,301	$64,587	$58,972
Provision for income taxes	5,732	7,122	16,682	16,376
Effective tax rate	27.0%	25.2%	25.8%	27.8%

The increase in the effective tax rate for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily driven by a shift in the expected geographic mix of income toward higher-tax jurisdictions and increased limitations on meal expense deductions resulting from changes under the One Big Beautiful Bill Act effective in 2026. The decrease in the effective tax rate for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the prior year increase in the valuation allowance against deferred tax assets and the disallowance of intercompany write-offs, which did not recur in the current period.

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

Note 7. Stockholders’ Equity and Stock Repurchase Program

Changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,085,345	$71	$147,789	$390,322	$1,219	$539,401
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	14,135	—	216	—	—	216
Repurchases of Class A common stock	(3,834)	—	—	(73)	—	(73)
Equity-based compensation	—	—	2,117	—	—	2,117
Cumulative translation adjustment	—	—	—	(111)	—	(111)
Net income	—	—	—	14,465	1,059	15,524
Ending balance	71,095,646	$71	$150,122	$404,603	$2,278	$557,074

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,371,922	$71	$144,249	$368,215	$—	$512,535
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	225,233	—	(42)	—	—	(42)
Repurchases of Class A common stock	(501,509)	—	—	(10,051)	—	(10,051)
Equity-based compensation	—	—	7,664	—	—	7,664
Cumulative translation adjustment	—	—	—	(937)	—	(937)
Issuance of non-controlling interest at fair value	—	—	(1,749)	—	1,749	—
Net income	—	—	—	47,376	529	47,905
Ending balance	71,095,646	$71	$150,122	$404,603	$2,278	$557,074

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,280,749	$71	$137,746	$330,770	$—	$468,587
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	68,097	—	498	—	—	498
Repurchases of Class A common stock	(14,612)	—	—	(283)	—	(283)
Equity-based compensation	—	—	2,357	—	—	2,357
Cumulative translation adjustment	—	—	—	(2,131)	—	(2,131)
Disposal of subsidiary	—	—	—	—	—	—
Net income	—	—	—	21,179	—	21,179
Ending balance	71,334,234	$71	$140,601	$349,535	$—	$490,207

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained	Non-controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Interest	Equity
	(in thousands, except share data)
Beginning balance	71,200,480	$72	$133,046	$305,070	$(403)	$437,785
Issuance of Class A common stock from exercise of stock options and vesting of restricted stock units	240,949	—	141	—	—	141
Repurchases of Class A common stock	(107,195)	(1)		(2,023)	—	(2,024)
Equity-based compensation	—	—	7,414	—	—	7,414
Cumulative translation adjustment	—	—	—	3,329	—	3,329
Disposal of subsidiary	—	—	—	—	966	966
Net income (loss)	—	—	—	43,159	(563)	42,596
Ending balance	71,334,234	$71	$140,601	$349,535	$—	$490,207

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

During the three and nine months ended September 30, 2026, we repurchased and retired 3,834 and 501,509 shares of Class A common stock, respectively, for a total cost of $0.1 million and $10.0 million, respectively, exclusive of broker fees and excise taxes, at an average price of $19.75 and $19.98, respectively. During the three and nine months ended September 30, 2025, we repurchased and retired 14,612 shares and 107,195 shares of Class A common stock, respectively, for a total cost of $0.3 million and $2.0 million, respectively, exclusive of broker fees and excise taxes, at an average price of $19.36 and $18.86, respectively.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Numerator
Net income	$8,968	$6,556	$11,995	$9,184	$27,676	$20,229	$24,086	$18,510
Net (income) loss attributable to non-controlling interest	(612)	(447)	—	—	(306)	(223)	318	245
Net income attributable to common stockholders — basic	8,356	6,109	11,995	9,184	27,370	20,006	24,404	18,755
Reallocation of undistributed earnings as a result of conversion of Class B to Class A common stock	6,109	—	9,184	—	20,006	—	18,755	—
Reallocation of undistributed earnings to Class B common stock	—	89	—	117	—	297	—	264
Net income attributable to common stockholders — diluted	$14,465	$6,198	$21,179	$9,301	$47,376	$20,303	$43,159	$19,019
Denominator
Weighted average shares used to compute earnings per share — basic	41,066	30,024	40,383	30,919	41,184	30,102	40,306	30,976
Conversion of Class B to Class A common stock outstanding	30,024	—	30,919	—	30,102	—	30,976	—
Effect of dilutive stock options and RSUs	768	768	701	701	782	782	780	780
Weighted average number of shares used to compute earnings per share — diluted	71,858	30,792	72,003	31,620	72,068	30,884	72,062	31,756
Earnings per share:
Basic	$0.20	$0.20	$0.30	$0.30	$0.66	$0.66	$0.61	$0.61
Diluted	$0.20	$0.20	$0.29	$0.29	$0.66	$0.66	$0.60	$0.60

The following have been excluded from the computation of basic and diluted earnings per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase Class A and Class B common stock, and RSUs	1,310	1,165	1,303	1,204

Note 9. Segment Information

We have two reportable segments, REVOLVE and FWRD, each offering apparel, shoes, accessories, and beauty products available for sale to customers through their respective websites and mobile applications. Our reportable segments have been identified based on how our chief operating decision makers manage our business, make operating decisions and evaluate operating performance. Our chief operating decision makers are our co-founders and co-chief executive officers. We evaluate the performance of our reportable segments based on net sales and gross profit. Management does not evaluate the performance of our reportable segments using asset measures. During the three and nine months ended September 30, 2026 and 2025, no customer represented over 10% of net sales.

The following tables summarize our net sales, cost of sales and gross profit for each of our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2026	2025	2026	2025
REVOLVE	$306,764	$254,646	$902,522	$777,462
FWRD	49,195	40,985	143,722	123,849
Total	$355,959	$295,631	$1,046,244	$901,311

Cost of sales
REVOLVE	$136,159	$111,540	$395,469	$345,631
FWRD	28,005	22,575	81,700	72,816
Total	$164,164	$134,115	$477,169	$418,447

Gross profit
REVOLVE	$170,605	$143,106	$507,053	$431,831
FWRD	21,190	18,410	62,022	51,033
Total	$191,795	$161,516	$569,075	$482,864

The following table presents net sales by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$277,374	$231,424	$820,414	$712,290
Rest of the world (1)	78,585	64,207	225,830	189,021
Total	$355,959	$295,631	$1,046,244	$901,311

(1) No individual country exceeded 10% of total net sales for any period presented.

The following tables summarize net sales (in thousands) and percentage of net sales by product category for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales
Fashion Apparel	$158,625	$128,795	$475,668	$400,801
Dresses	98,526	91,165	293,932	268,063
Handbags, Shoes and Accessories	70,665	57,860	203,787	180,827
Beauty	14,360	12,349	44,906	38,512
Other (1)	13,783	5,462	27,951	13,108
Total net sales	$355,959	$295,631	$1,046,244	$901,311

As a percentage of net sales
Fashion Apparel	44%	43%	45%	45%
Dresses	28%	31%	28%	30%
Handbags, Shoes and Accessories	20%	20%	20%	20%
Beauty	4%	4%	4%	4%
Other (1)	4%	2%	3%	1%
Total net sales	100%	100%	100%	100%

(1)
Includes Grow-Good product sales, shipping revenue, rental product revenue, wholesale revenue and other revenue.

Note 10. Detail of Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Expected merchandise returns, net	$33,230	$30,515
Advanced payments on inventory to be delivered from vendors	24,141	18,236
Prepaid marketing	7,369	5,912
Other	19,226	19,043
Total prepaid expenses and other current assets	$83,966	$73,706

Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Duty drawback receivables	$29,052	$22,479
Equity investments	18,390	2,748
Security deposits	1,319	1,266
Other	1,783	3,067
Total other assets	$50,544	$29,560

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Marketing	$17,874	$17,928
Consumption taxes	11,157	7,879
Salaries and related benefits	7,879	5,433
Selling and distribution	4,710	5,383
Other	9,248	7,674
Total accrued expenses	$50,868	$44,297

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Store credit	$28,290	$23,433
Loyalty Club liability	8,375	7,620
Gift cards	5,668	5,651
Other	16,158	4,259
Total other current liabilities	$58,491	$40,963

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except average order value and percentages)
Gross margin	53.9%	54.6%	54.4%	53.6%
Adjusted EBITDA	$23,491	$25,347	$71,336	$67,533
Free cash flow	$(26,963)	$6,627	$7,005	$59,038
Active customers	3,243	2,747	3,243	2,747
Total orders placed	2,745	2,300	8,028	7,032
Average order value	$292	$306	$296	$300

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

A reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$15,524	$21,179	$47,905	$42,596
Excluding:
Other income, net	(1,990)	(7,310)	(6,931)	(5,290)
Provision for income taxes	5,732	7,122	16,682	16,376
Depreciation and amortization	1,683	1,007	4,692	3,395
Equity-based compensation	2,117	2,357	7,664	7,414
Transaction costs(1)	425	—	781	900
Non-routine items(2)	—	992	543	2,142
Adjusted EBITDA	$23,491	$25,347	$71,336	$67,533

(1)	Includes legal and professional service fees related to potential and consummated strategic acquisitions and investments.
(2)	Non-routine items in the nine months ended September 30, 2026 and three and nine months ended September 30, 2025, represent an accrual for certain pending legal matters.

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

We have included free cash flow in this report because it is a key measure used by our management and board of directors, which we believe is an important indicator of our liquidity because it measures the amount of cash we generate. Free cash flow also reflects changes in working capital. Our working capital fluctuates over time primarily as a result of the timing of our inventory purchases to support growth, our effective tax rate and the timing of tax payments, and changes in the level of merchandise returned by our customers, which in turn impacts our return reserve. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, as well as information regarding net cash used in investing activities and net cash used in financing activities, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(24,334)	$11,818	$16,873	$69,583
Purchases of property and equipment	(3,062)	(4,320)	(10,856)	(8,306)
Purchases of rental product, net of proceeds from the sale of rental product	433	(871)	988	(2,239)
Free cash flow	$(26,963)	$6,627	$7,005	$59,038
Net cash used in investing activities	$(2,629)	$(5,191)	$(24,402)	$(12,202)
Net cash provided by (used in) financing activities	$143	$215	$(10,093)	$(1,883)

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

Active customers increased during the period ended September 30, 2026 compared to the same period in 2025 primarily due to acquisition of new customers through our sales and marketing efforts and our increased engagement with our existing customers.

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

Total orders placed increased in the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to our increased engagement with our existing customers and acquisition of new customers through our sales and marketing efforts.

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

Average order value in the three and nine months ended September 30, 2026 decreased compared to the same periods in 2025, primarily due to a mix shift resulting from initial sales of Grow-Good hair care products, which have a much lower average order value.

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

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the IEEPA to impose tariffs on global trade partners. U.S. Customs and Border Protection has since begun issuing refunds for these previous IEEPA-related tariffs, and during May, June and July 2026, we received $6.9 million in refunds of the majority of our prior IEEPA-related tariff payments, of which $6.1 million was recorded as a reduction to cost of sales. In July 2026, the U.S. Trade Representative imposed further Section 301 tariffs of 10-12.5% on most imports from the largest U.S. trading partners related to a finding of insufficient prohibitions on products produced using forced labor.

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

We have and continue to undertake a series of actions and initiatives to mitigate the impact of heightened tariffs, including cost-sharing discussions with our owned brand manufacturing partners, diversifying our owned brand manufacturing sources outside of China, partnering with our third-party brands to mitigate the impact of tariffs, optimizing our product import logistics, selectively increasing prices for our products and further optimizing our supply chain. However, our mitigation efforts may be costly and may not yield near-term results or be as effective as we intend, or at all, and may have other negative impacts on our business, operations and financial condition. See the sections titled “Risk Factors—Risks Related to Our Business and Industry—Tariffs imposed by, threatened by or increased by the U.S. or foreign governments or a global trade war has increased and may in the future continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations” and “—We purchase inventory in anticipation of sales, and if we are unable to manage our inventory effectively, our operating results could be adversely affected.”

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

The REVOLVE segment contributes to a majority of our net sales, representing 86.2% and 86.1% of our net sales for the three months ended September 30, 2026 and 2025, respectively, and 86.3% of our net sales for both the nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026 and 2025, REVOLVE generated $306.8 million and $254.6 million in net sales, respectively, representing an increase of 20.5%. During the nine months ended September 30, 2026 and 2025, REVOLVE generated $902.5 million and $777.5 million in net sales, respectively, representing an increase of 16.1%. The net sales increase in the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases, partially offset by a lower average order value.

The FWRD segment contributes to a smaller portion of our overall net sales, representing 13.8% and 13.9% of our net sales for the three months ended September 30, 2026 and 2025, respectively, and 13.7% of our net sales for both the nine months ended September 30, 2026 and 2025. During the three months ended September 30, 2026 and 2025, FWRD generated $49.2 million and $41.0 million in net sales, respectively, representing an increase of 20.0%. During the nine months ended September 30, 2026 and 2025, FWRD generated $143.7 million and $123.8 million in net sales, respectively, representing an increase of 16.0%. The net sales increase in the three and nine months ended

September 30, 2026, as compared to the same periods in 2025, was primarily due to an increase in the number of orders shipped and a lower proportion of returned purchases, partially offset by a decrease in average order value.

Net sales to customers in the United States contributed to 77.9% and 78.3% of our net sales for the three months ended September 30, 2026 and 2025, respectively, and 78.4% and 79.0% of our net sales for the nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, net sales to customers in the United States were $277.4 million and $231.4 million, respectively, representing an increase of 19.9%. During the nine months ended September 30, 2026 and 2025, net sales to customers in the United States were $820.4 million and $712.3 million, respectively, representing an increase of 15.2%.

Net sales to customers outside of the United States contributed to 22.1% and 21.7% of our net sales for the three months ended September 30, 2026 and 2025, respectively, and 21.6% and 21.0% of our net sales for the nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, net sales to customers outside of the United States were $78.6 million and $64.2 million, respectively, representing an increase of 22.4%. During the nine months ended September 30, 2026 and 2025, net sales to customers outside of the United States were $225.8 million and $189.0 million, respectively, representing an increase of 19.5%.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related benefit costs and equity-based compensation expense for our employees involved in general corporate functions, as well as costs associated with the use by these functions of facilities and equipment, such as depreciation, rent and other occupancy expenses. Over the long-term, we expect general and administrative expenses to continue to increase in absolute dollars to support business growth with general and administrative expenses as a percentage of net sales declining over the long-term as we leverage our investments and as our business scales. General and administrative expenses as a percentage of net sales may also increase during periods of increased investment in growth initiatives or if we are unable to adjust our cost structure for changes in customer demand and net sales.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$355,959	$295,631	$1,046,244	$901,311
Cost of sales	164,164	134,115	477,169	418,447
Gross profit	191,795	161,516	569,075	482,864
Operating expenses:
Fulfillment expenses	12,177	9,839	34,544	29,025
Selling and distribution expenses	63,516	51,705	183,336	155,455
Marketing expenses	50,825	40,429	162,542	129,940
General and administrative expenses	46,239	38,552	131,860	114,762
Total operating expenses	172,757	140,525	512,282	429,182
Income from operations	19,038	20,991	56,793	53,682
Equity earnings in unconsolidated subsidiaries	(228)	—	(863)	—
Other income, net	(1,990)	(7,310)	(6,931)	(5,290)
Income before income taxes	21,256	28,301	64,587	58,972
Provision for income taxes	5,732	7,122	16,682	16,376
Net income	$15,524	$21,179	$47,905	$42,596

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.1%	45.4%	45.6%	46.4%
Gross profit	53.9%	54.6%	54.4%	53.6%
Operating expenses:
Fulfillment expenses	3.4%	3.3%	3.3%	3.2%
Selling and distribution expenses	17.8%	17.5%	17.5%	17.3%
Marketing expenses	14.3%	13.7%	15.5%	14.4%
General and administrative expenses	13.0%	13.0%	12.6%	12.7%
Total operating expenses	48.5%	47.5%	48.9%	47.6%
Income from operations	5.4%	7.1%	5.5%	6.0%
Equity earnings in unconsolidated subsidiaries	(0.1%)	0.0%	(0.1%)	0.0%
Other income, net	(0.5%)	(2.5%)	(0.6%)	(0.5%)
Income before income taxes	6.0%	9.6%	6.2%	6.5%
Provision for income taxes	1.6%	2.4%	1.6%	1.8%
Net income	4.4%	7.2%	4.6%	4.7%

Comparison of the Three Months Ended September 30, 2026 and 2025

Net Sales

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Net sales	$355,959	$295,631	$60,328	20.4%

The increase in net sales for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a 19.3% increase in the number of orders shipped and a lower proportion of returned purchases, partially offset by a decrease in average order value.

Net sales in the REVOLVE segment increased 20.5% to $306.8 million in the three months ended September 30, 2026 as compared to net sales of $254.6 million in the same period in 2025. Net sales in the FWRD segment increased 20.0% to $49.2 million in the three months ended September 30, 2026 as compared to net sales of $41.0 million in the same period in 2025.

Cost of Sales

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of sales	$164,164	$134,115	$30,049	22.4%
Percentage of net sales	46.1%	45.4%

The increase in cost of sales for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in net sales. The increase in cost of sales as a percentage of net sales was primarily driven by a lower percentage of full price sales and increased inventory valuation adjustments, partially offset by a lower mix of third-party brand sales.

Fulfillment Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Fulfillment expenses	$12,177	$9,839	$2,338	23.8%
Percentage of net sales	3.4%	3.3%

The increase in fulfillment expenses for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of units processed. The slight increase in fulfillment expenses as a percentage of net sales was primarily due to higher labor costs for fulfillment staff, partially offset by a lower proportion of returned purchases.

Selling and Distribution Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Selling and distribution expenses	$63,516	$51,705	$11,811	22.8%
Percentage of net sales	17.8%	17.5%

The increase in selling and distribution expenses for the three months ended September 30, 2026, as compared to the same period in 2025, was due to increases in orders placed and net sales that resulted in a $7.4 million increase in shipping and handling costs, a $3.3 million increase in merchant processing fees and a $1.1 million increase in other selling expenses. The increase in selling and distribution expenses as a percentage of net sales as compared to the three months ended September 30, 2025, was primarily due to higher shipping rates, partially offset by a lower proportion of returned purchases.

Marketing Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Marketing expenses	$50,825	$40,429	$10,396	25.7%
Percentage of net sales	14.3%	13.7%

The increase in marketing expenses for the three months ended September 30, 2026, as compared to the same period in 2025, was due to a $8.2 million increase in performance marketing expense and a $2.2 million increase in brand marketing expense. The increase in marketing expenses as a percentage of net sales was primarily due to an increase in performance marketing and brand marketing investments to support various longer-term growth initiatives, including our first-ever namesake label, REVOLVE Los Angeles, within our owned brands assortment.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
General and administrative expenses	$46,239	$38,552	$7,687	19.9%
Percentage of net sales	13.0%	13.0%

The increase in general and administrative expenses for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a $2.6 million increase in salaries and related benefits and equity-based compensation expense, a $2.4 million increase in other operating expenses to support business growth, a $1.9 million increase related to professional services and other occupancy costs and a $0.8 million increase in studio and design costs. General and administrative expenses as a percentage of net sales were flat as compared to the three months ended September 30, 2025.

Income Taxes

	Three Months Ended September 30,
	2026	2025
	(dollars in thousands)
Income before income taxes	$21,256	$28,301
Provision for income taxes	5,732	7,122
Effective tax rate	27.0%	25.2%

The increase in the effective tax rate for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily driven by a shift in the expected geographic mix of income toward higher-tax jurisdictions and increased limitations on meal expense deductions resulting from changes under the One Big Beautiful Bill Act effective in 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Net Sales

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Net sales	$1,046,244	$901,311	$144,933	16.1%

The increase in net sales for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a 14.2% increase in the number of orders shipped and a lower proportion of returned purchases, partially offset by a lower average order value.

Net sales in the REVOLVE segment increased 16.1% to $902.5 million in the nine months ended September 30, 2026 as compared to net sales of $777.5 million in the same period in 2025. Net sales in the FWRD segment increased 16.0% to $143.7 million in the nine months ended September 30, 2026 as compared to net sales of $123.8 million in the same period in 2025.

Cost of Sales

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of sales	$477,169	$418,447	$58,722	14.0%
Percentage of net sales	45.6%	46.4%

The increase in cost of sales for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in net sales. The decrease in cost of sales as a percentage of net sales was primarily driven by a $6.1 million reduction of cost of sales due to IEEPA tariff refunds, shallower markdowns within markdown sales and a lower mix of third-party brand sales, partially offset by a lower percentage of full price sales and increased inventory valuation adjustments.

Fulfillment Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Fulfillment expenses	$34,544	$29,025	$5,519	19.0%
Percentage of net sales	3.3%	3.2%

The increase in fulfillment expenses for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in the number of units processed. The slight increase in fulfillment expenses as a percentage of net sales was primarily due to higher labor costs for fulfillment staff, partially offset by a lower proportion of returned purchases.

Selling and Distribution Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Selling and distribution expenses	$183,336	$155,455	$27,881	17.9%
Percentage of net sales	17.5%	17.3%

The increase in selling and distribution expenses for the nine months ended September 30, 2026, as compared to the same period in 2025, was due to increases in orders placed and net sales that resulted in a $19.1 million increase in shipping and handling costs, a $6.4 million increase in merchant processing fees and a $2.4 million increase in other selling expenses. The increase in selling and distribution expenses as a percentage of net sales as compared to the nine months ended September 30, 2025, was primarily due to higher shipping rates, partially offset by a lower proportion of returned purchases.

Marketing Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Marketing expenses	$162,542	$129,940	$32,602	25.1%
Percentage of net sales	15.5%	14.4%

The increase in marketing expenses for the nine months ended September 30, 2026, as compared to the same period in 2025, was due to a $22.7 million increase in performance marketing expense and a $9.9 million increase in brand marketing expense. The increase in marketing expenses as a percentage of net sales was primarily due to an increase in performance marketing and brand marketing investments to support various growth initiatives, including the launch of our first-ever namesake label, REVOLVE Los Angeles, within our owned brand assortment and the launch of Grow-Good beauty assortment of hair care products with Cardi B.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
General and administrative expenses	$131,860	$114,762	$17,098	14.9%
Percentage of net sales	12.6%	12.7%

The increase in general and administrative expenses for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a $6.6 million increase in salaries and related benefits and equity-based compensation expense, a $3.2 million increase in studio and design costs, a $4.4 million increase in other operating expenses to support business growth and a $2.9 million increase related to professional services and other occupancy costs. The decrease in general and administrative expenses as a percentage of net sales was driven by lower non-routine costs.

Income Taxes

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Income before income taxes	$64,587	$58,972
Provision for income taxes	16,682	16,376
Effective tax rate	25.8%	27.8%

The decrease in the effective tax rate for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to the prior year increase in the valuation allowance against deferred tax assets and the disallowance of intercompany write-offs, which did not recur in the current period.

Liquidity and Capital Resources

The following table shows our cash and cash equivalents, accounts receivable and working capital as of the dates indicated:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$284,640	$292,256
Accounts receivable, net	31,853	16,561
Working capital(1)	433,072	416,482

(1)
Working capital for all periods presented above is defined as current assets less current liabilities.

As of September 30, 2026, the majority of our cash and cash equivalents was held for working capital purposes. We believe that our existing cash and cash equivalents, cash flows from operations and available borrowing capacity under our line of credit will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect and we could exhaust our available financial resources sooner than we currently expect. We may seek to borrow funds under our line of credit or raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the “Risk Factors” section of this report. We may not be able to secure additional financing to meet our operating requirements on acceptable terms or at all.

Sources of Liquidity

Since our inception, we have financed our operations and capital expenditures primarily through cash flows generated by operations, and to a much lesser extent, private sales of equity securities, the incurrence of debt, the net proceeds we received through our IPO, as well as proceeds received from the exercise of stock options.

Line of Credit

On February 2, 2026, we amended our existing credit agreement to, among other things, extend the maturity date from March 23, 2026 to February 2, 2031, adjust the eligible inventory component of the borrowing base, amend certain of the reporting obligations and provide additional flexibility under certain of the negative covenants. The line of credit provides us with up to $75.0 million aggregate principal in revolver borrowings, based on eligible inventory and accounts receivable less reserves. Borrowings under the credit agreement accrue interest at a per annum rate equal to, at our option, (1) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate and (c) a term SOFR rate determined on the basis of a one-month interest period, plus 1.00%, or (2) a term SOFR rate, subject to a floor of 0.00%, in each case, plus a margin ranging from 0.25% to 0.75% per year in the case of base rate loans, and 1.25% to 1.75% per year in the case of term SOFR rate loans, depending upon availability under the credit agreement as of the most recently ended fiscal quarter. No borrowings were outstanding as of September 30, 2026 and December 31, 2025.

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

Historical Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$16,873	$69,583
Net cash used in investing activities	(24,402)	(12,202)
Net cash used in financing activities	(10,093)	(1,883)

Net Cash Provided by Operating Activities

Cash from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation, equity-based compensation, and the effect of changes in working capital and other activities.

For the nine months ended September 30, 2026, we generated $16.9 million of operating cash flow as compared to $69.6 million for the same period in 2025. The decrease in our operating cash flow was primarily due to unfavorable impact from changes in working capital, driven primarily by increased inventory purchases, partially offset by higher net income adjusted for certain non-cash items.

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

Net cash used in investing activities was $24.4 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to a $14.5 million investment in unconsolidated entities made during the nine months ended September 30, 2026.

Net Cash Used in Financing Activities

Our financing activities primarily consist of repurchases of our Class A common stock, proceeds from the exercise of stock options, tax withholdings on share-based payment awards and borrowings and repayments related to the existing line of credit, when applicable.

Net cash used in financing activities was $10.1 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively, and was primarily attributable to repurchases of Class A common stock.

Contractual Obligations

As of September 30, 2026, our principal contractual obligations consist of obligations under operating leases for office and fulfillment facilities and retail stores. There have been no material changes in our contractual obligations and commitments as compared to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 20, 2026, the Supreme Court of the United States of America ruled against President Trump’s use of the IEEPA to impose tariffs on global trade partners. U.S. Customs and Border Protection has since begun issuing refunds for these previous IEEPA-related tariffs, and during May, June and July 2026, we received $6.9 million in refunds of the majority of our prior IEEPA-related tariff payments, of which $6.1 million was recorded as a reduction to cost of sales. In July 2026, the U.S. Trade Representative imposed further Section 301 tariffs of 10-12.5% on most imports from the largest U.S. trading partners related to a finding of insufficient prohibitions on products produced using forced labor.

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

Shipping is a critical part of our business and increases in fuel and shipping costs, changes in or interruptions to our shipping arrangements, or any damage, theft or loss of inventory during shipping, could adversely affect our business and operating results.

We primarily rely on a limited number of major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or if they experience capacity constraints, performance problems or other difficulties, it could negatively impact our operating results and our customer experience. Furthermore, volatility in the global oil markets, including as a consequence of wars and geopolitical tensions, has in the past resulted and may continue to result in higher fuel prices, which many shipping companies pass on to their customers by increasing fuel surcharges. Sustained or significant increases in fuel prices could result in higher shipping and transportation costs, adversely affecting our operating results. We have experienced such increased shipping costs, and may experience increasing shipping costs in the future. We have not historically passed on such increased costs to our customers, which may adversely impact our operating results. If we were to pass such cost increases on to our customers in the future, it could adversely impact the demand for our products and we may therefore not be able to pass on such cost increases.

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

Furthermore, as laws and regulations and public opinion rapidly evolve to govern the use of social media platforms, our ability to use certain platforms, including TikTok in particular, as marketing tools may become limited, restricted or more expensive or complicated, which could adversely impact our business and operating results. For example, on April 24, 2024, President Biden signed into law legislation that would have required TikTok’s parent company to divest TikTok or face a ban in the United States. Subsequent executive actions delayed the effectiveness of such restrictions. After months of negotiations, in January 2026, a deal was struck between the Trump Administration and TikTok that would allow TikTok to continue to operate in the United States. The failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of social media platforms or otherwise, including intellectual property and consumer protection laws as well as tax reporting and compliance requirements, could subject us to regulatory investigations, class action lawsuits, liability, taxes, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

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

In an effort to further engage with our customers and build awareness of our brands, we sponsor unique events and experiences, including short-term pop-up retail experiences. In 2024, we opened our first permanent brick-and-mortar store in Aspen, Colorado and in 2025, we opened a second physical store in Los Angeles, California. We opened a third physical store in Miami, Florida in September 2026 and may open additional physical stores in the future. We have limited experience in brick-and-mortar retail. We may not be successful in opening new physical stores and we may not successfully identify the correct markets in which to open stores. If we are unable to cost-effectively expand our presence through brick-and-mortar stores, our operating results and reputation could be materially adversely impacted. Our marketing initiatives have and may continue to become increasingly expensive as competition increases and generating a meaningful return on those initiatives may be difficult. If our marketing efforts are not successful in promoting awareness of our brands and products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our operating results will be adversely affected.

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

The growing use of AI, LLMs and AI personal assistants is changing consumer behavior and may increasingly enable consumers to discover, evaluate and purchase apparel and other products without visiting our sites directly, which may impact our ability to cost-effectively acquire and retain customers. For example, in March 2025, Google introduced an experimental AI mode within its search platform and other platforms have or may in the future launch similar functionality. If our products and brands become less widely discoverable as a result of AI-driven search and agentic commerce, our net sales growth and profitability may be adversely affected.

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
•
adapt to changing technologies and consumer shopping behavior;
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

In addition, the U.S. government has in the past implemented restrictions, and may in the future implement additional restrictions, that affect conducting business with certain Chinese companies, including TikTok. For example, on April 24, 2024, President Biden signed into law legislation that would have required TikTok’s parent company to divest TikTok or face a ban in the United States. Subsequent executive actions delayed the effectiveness of such restrictions. After months of negotiations, in January 2026, a deal was struck between the Trump Administration and TikTok that would allow TikTok to continue to operate in the United States.

However, the regulatory and political environment surrounding China-linked companies remains subject to ongoing review and potential change. Future legislative, executive, or regulatory actions could impose new restrictions, conditions, or compliance requirements, or could limit or prohibit certain business relationships. Due to the uncertainty regarding the timing, content, and extent of any future policy or regulatory changes, we cannot assure you that we will be able to successfully mitigate any negative impact, including any impact on our ability to procure items or services from entities linked to China or other designated countries. Depending on their scope and implementation, such actions could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Privacy, Cybersecurity and Our Technology

Failure to comply with federal, state and international laws and regulations and our contractual obligations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could harm our reputation and adversely affect our business and our financial condition.

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

We collect, transmit, store and otherwise process personal and financial information provided by our customers, such as names, phone numbers, email addresses, the details of transactions and credit card and other financial information. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. Additionally, we maintain other confidential, proprietary, or otherwise sensitive information relating to our business and from third parties. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in AI and computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments have in the past and may in the future result in our failure or inability to adequately protect sensitive information.

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

We and our third-party service providers regularly experience cyberattacks aimed at disrupting our and their services or obtaining our and their data, and both we and certain of our third-party service providers have experienced security incidents and suffered from system disruptions resulting from cyberattacks or other causes. If we or our third-party service providers experience, or are believed to have experienced, security breaches or incidents that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our sites and our reputation and market position could be harmed. Existing customers may also decrease their purchases or close their accounts altogether. We could also face potential claims, investigations, regulatory proceedings, liability and litigation, and bear other substantial costs in connection with remediating and otherwise responding to any data security breach or incident, all of which may not be adequately covered by insurance, and which may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

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

We use AI, including frontier and open-source models, and machine learning in our business to, among other things, optimize our product assortment and personalize our website experience through advanced search and product recommendations. We may expand our use of AI and machine learning into other areas of our business including the design and development of owned brand merchandise and general administrative functions. Issues relating to our use of new and evolving technologies such as AI may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, AI algorithms are based on machine learning and predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. Further, the use of AI can pose significant risks of data leakage, which could lead to loss, disclosure, dissemination, or other unauthorized processing of our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information), data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI could undermine the decisions, predictions or analysis that AI applications produce and create additional risks, such as risks of cybersecurity incidents, all of which could adversely affect our business and operating results. The use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI-based systems or technology infrastructure could result in delays or errors in our operations, which could harm our business and operating results. Moreover, developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems.

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

Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. As of September 30, 2026, our co-chief executive officers and MMMK Development, Inc., an entity controlled by our co-chief executive officers, collectively beneficially owned approximately 43% of the outstanding shares of common stock and collectively controlled approximately 88% of the voting power of our outstanding common stock. Our co-chief executive officers therefore are able to control all matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even though their stockholdings represent less than 50% of the number of outstanding shares of our capital stock. Our co-chief executive officers may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests.

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

The following table summarizes repurchases of shares of our Class A common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	—	$—	—	$45,683,056
August 1, 2026 to August 31, 2026	—	$—	—	$45,683,056
September 1, 2026 to September 30, 2026	3,834	$19.75	3,834	$45,607,341
Total	3,834		3,834

(1)	Exclusive of broker fees and excise taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On August 6, 2026, MMMK Development, Inc., or MMMK Development, an entity controlled by our co-founders and co-chief executive officers, Mike Karanikolas and Michael Mente, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,750,125 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed.

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

Date: November 3, 2026